Form 10-Q
period 1997-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 1997-09-03
CIK 1038878

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended  June 30, 1997

                                or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


  For the transition period from ________________ to _______________


               Commission File Number:    333-26933


              COMMONWEALTH INCOME & GROWTH FUND III
      (Exact name of registrant as specified in its charter)


         Pennsylvania                            23-2895714
(State or other jurisdiction of     (I.R.S. Employer identification No.)
 incorporation or organization)



                    1160 West Swedesford Road
                   Berwyn, Pennsylvania  19312
  (Address, including zip code, of principal executive offices)

                          (610) 647-6800
       (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         YES   [X]           NO   [ ]

Part I: FINANCIAL INFORMATION
Item 1: Financial Statements

                     Commonwealth Income & Growth Fund III

                                Balance Sheet

                                June 30, 1997

Assets
Cash...............................................................  $   1,500
                                                                     ---------
                                                                     ---------
Partners' capital
General partner....................................................  $   1,000
Limited partner....................................................        500
                                                                     ---------
Total partners' capital............................................  $   1,500
                                                                     ---------
                                                                     ---------

    See accompanying notes.

                      Commonwealth Income & Growth Fund III

                            Statement of Operations

             From April 28, 1997 (date of inception) to June 30, 1997

None

    See accompanying notes.

                       Commonwealth Income & Growth Fund III

                           Statement of Partners' Capital

             From April 28, 1997 (date of inception) to June 30, 1997


                                  GENERAL      LIMITED
                                  PARTNER      PARTNER      GENERAL       LIMITED
                                   UNITS        UNITS       PARTNER       PARTNER       TOTAL
                                  -------      -------     --------       -------      -------
Initial contribution.............      50           25     $  1,000        $  500      $  1,500
                                  -------      -------     --------       -------      --------
                                  -------      -------     --------       -------      --------

    See accompanying notes.

                       Commonwealth Income & Growth Fund III

                             Statements of Cash Flows

             From April 28, 1997 (date of inception) to June 30, 1997

Financing activities
Partners' contributions...........................................  $   1,500
                                                                    ---------
Net increase in cash at end of period.............................  $   1,500
                                                                    ---------
                                                                    ---------

    See accompanying notes.

              Commonwealth Income & Growth Fund III

                  Notes to Financial Statements

                           June 30, 1997




The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  Business

Commonwealth Income & Growth Fund III (the "Partnership") is a limited partnership. The Partnership is currently offering for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit. The Partnership was declared effective by the Securities and Exchange Commission on July 25, 1997. The Partnership will use proceeds of the offerings to acquire, own, lease and sell various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's general partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of Commonwealth Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to have sold or otherwise disposed of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2009.

              Commonwealth Income & Growth Fund III


Part II:   OTHER INFORMATION

     Item 1.        Legal Proceedings.

                    Inapplicable

     Item 2.        Changes in Securities.

                    Inapplicable

     Item 3.        Defaults Upon Senior Securities.

                    Inapplicable

     Item 4.        Submission of Matters to a Vote of Securities
                    Holders.

                    Inapplicable

     Item 5.        Other Information.

                    Inapplicable

     Item 6.        Exhibits and Reports on Form 8-K.

                    a)   Exhibits:   None

                    b)   Report on Form 8-K:   None

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         COMMONWEALTH INCOME & GROWTH FUND III
                           BY: COMMONWEALTH INCOME & GROWTH
                               FUND, INC. General Partner




September 3, 1997         By: /s/ David A. Kintzer, CPA
-----------------------      ---------------------------------
Date                              David A. Kintzer, CPA
                                  Chief Financial Officer