Form 10-Q
period 1997-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 1997-10-09
CIK 1038878

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended September 30, 1997

                                          or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


  For the transition period from ____________________ to _____________________.


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

                        YES   [ X ]                  NO   [     ]

Part I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                          Commonwealth Income & Growth Fund III

                                     BALANCE SHEET

                                   September 30, 1997

Assets
Cash................................................................................  $   1,500
                                                                                      ---------
                                                                                      ---------
Partners' capital
General partner.....................................................................  $   1,000
Limited partner.....................................................................        500
                                                                                      ---------
Total partners' capital.............................................................  $   1,500
                                                                                      ---------
                                                                                      ---------

See accompanying notes.

                    Commonwealth Income & Growth Fund III

                           STATEMENT OF OPERATIONS

         From April 28, 1997 (date of inception) to September 30, 1997

NONE



See accompanying notes.

                    Commonwealth Income & Growth Fund III

                       STATEMENT OF PARTNERS' CAPITAL

         From April 28, 1997 (date of inception) to September 30, 1997


                                                                  GENERAL        LIMITED
                                                                  PARTNER        PARTNER       GENERAL      LIMITED
                                                                   UNITS          UNITS        PARTNER      PARTNER      TOTAL
                                                               -------------  -------------  -----------  -----------  ---------
Initial contribution..........................................           50             25     $   1,000    $     500   $   1,500
                                                                         --             --     -----------       -----   ---------
                                                                         --             --     -----------       -----   ---------

See accompanying notes.

                      Commonwealth Income & Growth Fund III

                            STATEMENT OF CASH FLOWS

         From April 28, 1997 (date of inception) to September 30, 1997

Financing activities
Partners' contributions.............................................................  $   1,500
                                                                                      ---------
Net increase in cash at end of period...............................................  $   1,500
                                                                                      ---------
                                                                                      ---------

See accompanying notes.

                        Commonwealth Income & Growth Fund III

                            Notes to Financial Statements

                                  September 30, 1997

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

                                      COMMONWEALTH INCOME & GROWTH FUND III
                                       BY: COMMONWEALTH INCOME & GROWTH
                                           FUND, INC. General Partner




____________________                 By:_________________________
Date                                 David A. Kintzer, CPA
                                     Chief Financial Officer