Form 10-K405
period 1997-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 1998-04-03
CIK 1038878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number:   333-26933


                         COMMONWEALTH INCOME & GROWTH FUND III
               (Exact name of registrant as specified in its charter)


          Pennsylvania                                23-2895714
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              identification No.)



                           1160 West Swedesford Road
                          Berwyn, Pennsylvania  19312
         (Address, including zip code, of principal executive offices)

                                 (610) 647-6800
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:
                                         YES   [ X ]     NO   [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                      DOCUMENTS INCORPORATED BY REFERENCE
     (Specific sections incorporated are identified under applicable items herein)

     Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 333-26933) incorporated by reference as Exhibits in Part IV of this Report.

                                   PART I

ITEM 1:      BUSINESS

GENERAL

     Commonwealth Income and Growth Fund III (the "Partnership")was formed on April 17, 1997, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on July 25, 1997 (the "Offerings"). During 1997 the Partnership had no operations other than in connection with the Offering. On January 27, 1998, the Partnership received and accepted subscription proceeds of $1,526,000, which exceeded the minimum offering amount of $1,500,000 and the funds were released from escrow.

    See "The Glossary" below for the definition of capitalized terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

     The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership will utilize the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership will utilize Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership plans to acquire Equipment which is subject to lease principally to U.S. corporations and other institutions pursuant predominantly to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

The Partnership's principal investment objectives are to;

          (a) acquire, lease and sell Equipment to generate revenues from operations sufficient to provide quarterly cash distributions to Limited Partners;

          (b)  preserve and protect Limited Partners' capital;

          (c) use a portion of Cash Flow and Net Disposition Proceeds derived from the sale, refinancing or other disposition of Equipment to purchase additional Equipment; and

          (d) refinance, sell or otherwise dispose of Equipment in a manner that will maximize the proceeds to the Partnership.

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED.

     Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

     Although the Partnership anticipates acquiring predominately new
Equipment, the Partnership may purchase used Equipment.   Generally,
Equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary
depending upon the Equipment and supplier involved.   Manufacturers and
distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for Equipment provide for
service and replacement of parts during a limited period.   Equipment
purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

     The Partnership anticipates that all Equipment purchased by the Partnership will be subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of
Equipment.   The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies
that would then immediately lease the Equipment from the Partnership.   The
Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

     The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the
manufacturer to third parties ("vendor leasing agreements").   The
Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements.

     The General Partner has the discretion consistent with its fiduciary duty to change the investment objectives of the Partnership if it determines that such a change is in the best interest of the Limited Partners and so
long as such a change is consistent with the Partnership Agreement.   The
General Partner will notify the Limited Partners if it makes such a determination to change the Partnership's investment objectives.

TYPES OF EQUIPMENT

     Computer Peripheral Equipment. Computer peripheral equipment consists of devices used to convey information into and out of a central processing unit (or "mainframe") of a computer system, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving, and processing information by computer.

     The Partnership plans to acquire primarily IBM manufactured or IBM
compatible equipment.   The General Partner believes that dealing in IBM or
IBM compatible equipment is particularly advantageous because of the large IBM customer base, policy of supporting users with software and maintenance services and the large amount of IBM and IBM compatible equipment in the marketplace.

     Computer technology has developed rapidly in recent years and is
expected to continue to do so.   Technological advances have permitted
continued reductions in the cost of computer processing capacity, thereby
permitting applications not economically feasible a few years ago.   Much of
the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many
of the same functions as newer equipment.   The General Partner believes that
historically values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central
processing units.   An equipment user who upgrades to a more advanced central
processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new,
improved models are developed and become available.   Technological advances
and other factors, including year 2000 issues discussed below in Management Discussion and Analysis have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

     Other Equipment-Restrictions. The Partnership plans to acquire computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the

Partnership to invest in non IBM compatible computer peripheral, data processing, telecommunication or medical technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership's commitment to invest therein; and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

     Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment.

     During the operational stage of the Partnership, the Partnership may not at any one point in time to lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

     The Partnership intends to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid

     In general, the terms of the Partnership's leases, whether the Equipment is leased pursuant to an Operating Lease or a Full Payout Net Lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for Operating or Full Payout Net Leases; the type and use of Equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

     An Operating Lease generally represents a greater risk to the Partnership than a Full Payout Net Lease, because in order to recover the purchase price of the subject Equipment and earn a return on such investment, it is necessary to renew or extend the Operating Lease, lease the Equipment to a third party at the end of the original lease term, or sell the Equipment. On the other hand, the term of an Operating Lease is generally much shorter than the term of a Full Payout Net Lease, and the lessor is thus afforded an opportunity under an Operating Lease to re-lease or sell the subject Equipment at an earlier stage of the Equipment's life cycle than under a Full Payout Net Lease. Also, the annual rental payments received under an Operating Lease are ordinarily higher than those received under a Full Payout Net Lease.

     The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.

     The General Partner has not established any standards for lessees to which it will lease Equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees.
 However, a credit analysis of all potential lessees will be undertaken by the General Partner to determine the lessee's ability to make payments under the proposed lease. The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

     The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees.

BORROWING POLICIES

     The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned by the Partnership, or subject to Conditional Sales Contract (except that the partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment. The Partnership will incur only non-recourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.


     The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally.

     After the net proceeds of the Offering are fully invested in Equipment, the General Partner plans to cause the Partnership to borrow funds, to the fullest extent practicable, at interest rates fixed at the time of borrowing. However, the Partnership may borrow funds at rates which vary with the "prime" or "base" rate. If lease revenues were fixed, a rise in the "prime" or "base" rate would increase borrowing costs and reduce the amount of the Partnership's income and cash available for distribution. Therefore, the General Partner is permitted to borrow funds to purchase Equipment at fluctuating rates only if the lease for such Equipment provides for fluctuating rental payments calculated on a similar basis.

     Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt, in the context of the business to be conducted by the Partnership, means that the lender providing the funds can look for security only to the Equipment pledged as security and the proceeds derived from leasing or selling such Equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.

     Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life.

     The General Partner and any of its Affiliates may, but are not required to, make loans to the Partnership on a short-term basis. If the General Partner or any of its Affiliates makes such a short-term loan to the Partnership, the General Partner of Affiliate may not charge interest at a rate greater that the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality. In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the "prime rate' from time to time announced by PNC Bank, Philadelphia, Pennsylvania ("PNC Bank"). All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

     Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment.

     Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

     The General Partner intends to cause the Partnership to begin disposing of its Equipment in approximately January 2009. Notwithstanding the Partnership's objective to sell all of its assets and dissolve in approximately by December 31, 2009, the General Partner may at any time cause the Partnership to dispose of all its Equipment and, dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

     Particular items of Equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of Partnership Equipment should be sold or otherwise disposed of is made by the General Partner after consideration of all relevant factors (including prevailing general economic conditions, lessee demand, the General

Partner's views of current and future market conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership. As partial payment for Equipment sold, the Partnership may receive purchase money obligations secured by liens on such Equipment. Subject to the General Partner's discretion the Partnership may extend beyond December 31, 2009, if deemed beneficial to the Partnership.

MANAGEMENT OF EQUIPMENT

     Equipment management services for the Partnership's Equipment is provided by the General Partner and its Affiliates and by persons employed by the General Partner. Such services will consist of collection of income from the Equipment, negotiation and review of leases, Conditional Sales Contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by Equipment, general supervision of lessees to assure that they are properly utilizing and operating Equipment, providing related services with respect to Equipment, supervising, monitoring and reviewing services performed by others in respect to Equipment and preparing monthly Equipment operating statements and related reports.

COMPETITION

     The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable that those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services which the Partnership may not be able to offer. Equipment manufacturers and distributors any offer to sell equipment on terms (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

     The computer peripheral equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.

     The dominant firm in the computer marketplace is International Business Machines Corporation, and its subsidiary IBM Credit Corporation is the dominant force in the leasing of IBM equipment. Because of IBM's substantial resources and dominant position, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any
time.   Significant action in any of these areas by IBM or IBM Credit
Corporation might materially adversely affect the Partnership's business or the other manufacturers with whom the General Partner might negotiate purchase and other agreements. Any adverse effect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers of from IBM.

General Restrictions

     Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

          (a) invest in junior trust deeds unless received in connection with the sale of an item of

Equipment in an aggregate amount which does not exceed 30% of the assets of the Partnership on the date of the investment;

          (b)  invest in or underwrite the securities of other issuers;

          (c)  acquire any Equipment for Units;

          (d) issue senior securities (except that the issuance to lenders of notes or other evidences of indebtedness in connection with the financing or refinancing of Equipment or the Partnership's business shall not be deemed to be the issuance of senior securities);

          (e) make loans to any Person, including the General Partner or any of its Affiliates, except to the extent a Conditional Sales Contract constitutes a loan;

          (f) sell or lease any Equipment to, lease any Equipment from, or enter into any sale-leaseback transactions with, the General Partner or any of its Affiliates; or

          (g) give the General Partner or any of its Affiliates an exclusive right or employment to sell the Partnership's Equipment.

     The General Partner has also agreed in the Partnership Agreement to use its best efforts to assure that the Partnership shall not be deemed an "investment company" as such term is detained in the Investment Company Act of 1940.

     The General Partner and its Affiliates may engage in other activities,
whether or not competitive with the Partnership.   The Partnership Agreement
provides, however, that neither the General Partner nor any of its Affiliates may receive any rebate or "give up" in connection with the Partnership's activities or participate in reciprocal business arrangements that circumvent the restrictions in the Partnership Agreement against dealings with Affiliates.

EMPLOYEES

     The Partnership has no employees and receives administrative and other services from the General Partner which has 15 employees.

ITEM 2:   PROPERTIES

               NOT APPLICABLE

ITEM 3:   LEGAL PROCEEDINGS

               NOT APPLICABLE

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NOT APPLICABLE


PART II


ITEM 5:   MARKET FOR THE REGISTRANTS COMMON EQUITY AND

          RELATED STOCKHOLDER MATTERS

     There is no public market for the Units nor is it anticipated that one will develop. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units. As of March 24, 1998, there were 125 holders of Units.

GENERAL LIMITATIONS

     Units cannot be transferred without the consent of the General
Partner, which may be withheld in its absolute discretion.   The General
Partner monitors transfers of Units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish
guidance regarding publicly traded partnerships.   These safe harbors limit
the number of transfers that can occur in any one year. The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of Units of up to five percent of the total outstanding interest in the Partnership's capital or profits in any one year.

INVESTMENTS

     As of March 18, 1998, the Partnership has not purchased any equipment.

REDEMPTION PROVISION

     Upon the conclusion of the 30 month period following the termination of the Offering, the Partnership may, at the sole discretion of the General
Partner, repurchase a number of the outstanding Units.   After such 30 month
period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the
Units for sale.   Following the determination of the annual redemption
amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record
Date in which the redemption is to occur.   The General Partner will maintain
a master list of requests for redemption with priority being given to Units
owned by estates, followed by IRAs and Qualified Plans.   All other request
will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption request will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

     The Partnership will accept redemption requests beginning 30 months
following the termination of the Offering.   There will be no limitations on
the period of time that a redemption request may be pending prior to its
being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

     In order to make a redemption request, Limited Partners will be required
to advise the General Partner in writing of such request.   Upon receipt of
such notification, the Partnership will provide detailed forms and instructions to complete the request.

EXEMPT TRANSFERS

     The following six categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

     (1) transfers in which the basis of the Unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, Units acquired by corporations in certain reorganizations, contributions to capital, gifts of Units, Units contributed to another partnership, and nonliquidating as well as liquidating distributions by a parent partnership to its partners of interests in a subpartnership);

     (2)  transfers at death;

     (3) transfers between members of a family (which include brothers and sisters, spouse, ancestors, and lineal descendants);

     (4) transfers resulting from the issuance of Units by the Partnership in exchange for cash, property, or services;

     (5)  transfers resulting from distributions from Qualified Plans; and

     (6) any transfer by a Limited Partner in one or more transactions during any 30-day period of Units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership.

ADDITIONAL RESTRICTIONS ON TRANSFER

     Limited Partners who wish to transfer their Units to a new beneficial owner are required to pay the Partnership up to $50 for each transfer to cover the Partnership's cost of processing the transfer application and take such other actions and execute such other documents as may be reasonably requested by the General Partner. There is no charge for re-registration of a certificate in the event of a marriage, divorce, death, or trust so long as the transfer is not a result of a sale of the Units.

     In addition, the following restrictions apply to each transfer: (i) no transfer may be made if it would cause 25% or more of the outstanding Units to be owned by benefit plans; and (ii) no transfer is permitted unless the transferee obtains such governmental approvals as may reasonably be required by the General Partner, including without limitation, the written consents of the Pennsylvania Securities Commissioner and of any other state securities agency or commission having jurisdiction over the transfer.

ALLOCATION  AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED
PARTNERS

     Cash distributions, if any, will be made quarterly on December 31, March 31, June 30, and September 30 of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

     The Priority Return is calculated on the Limited Partners' Adjusted Capital Contributions for their Units. The Adjusted Capital Contributions will initially be equal to the amount paid by the Limited Partners for their Units. If distributions at any time exceed the Priority Return, the Adjusted Capital Contributions will be reduced by the excess, decreasing the base on which the Priority Return is calculated.

     If the proceeds resulting from the sale of any Equipment are reinvested in Equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 39.6% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

     Generally, the General Partner is allocated Net Profits equal to its cash distributions (but not less than one percent of Net Profits) and the
balance is allocated to the Limited Partners.   Net Profits arising from
transactions in connection with the termination or liquidation of the Partnership are allocated in the following order: (1) First, to each Partner in an amount equal to the negative amount, if any, of his Capital Account;
(2) Second, an amount equal to the excess of the proceeds which would be distributed to the Partners based on the Operating Distributions to the Partners over the aggregate Capital Accounts of all the Partners, to the Partners in proportion to their respective shares of such excess, and (3) Third, with respect to any remaining Net Profits, to the Partners in the same proportions as if the distributions were Operating Distributions. Net Losses, if any, are in all cases allocated 99% to the Limited Partners and one percent to the General Partner.

     Net Profits and Net Losses are computed without taking into account, in each taxable year of the Partnership, any items of income, gain, loss or deduction required to be specially allocated pursuant to Section 704(b) of the Code and the Treasury Regulation promulgated thereunder. No Limited Partner is required to contribute cash to the capital of the Partnership in order to restore a closing Capital Account deficit, and the General Partner has only a limited deficit restoration obligation under the Partnership Agreement.

ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

     Except during the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners is apportioned among and distributed to them solely with reference to the number of Units owned by each as of the Record Date for each such distribution. During the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners is apportioned among and distributed to them with reference to both (i) the number of Units owned by each as of each Record Date and (ii) the number of days since the previous Record Date (or, in the case of the first Record Date, the commencement of the Offering Period) that the Limited Partner owned the Units.

     After the Offering Period, Net Profits, Net Losses and Cash Available for Distribution allocable to the Limited Partners is apportioned among them in accordance with the number of Units owned by each. A different convention is utilized during the Offering Period, whereby Net Profits and Net Losses allocable to Limited Partners is apportioned among them in the ratio which the product of the number of Units owned by a Limited Partner multiplied by the number of days in which the Limited Partner owns such Units during the period bears to the sum of such products for all Limited Partners.

     In addition, where a Limited Partner transfers Units during a taxable year, the Limited Partner may be allocated Net Profits for a period for which such Limited Partner does not receive a corresponding cash distribution.

ITEM 6:   SELECTED FINANCIAL DATA

     The Partnership commenced operations on January 27, 1998; therefore, the Partnership does not have any select financial data to report.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership has no operating history. The Partnership intends to acquire various types of computer peripheral and similar Equipment, and to lease such Equipment predominantly under Operating Leases. The Partnership may also lease Equipment under Full Payout Net Leases or enter into Conditional Sales Contracts with respect to Equipment. The Partnership anticipates that it will use a substantial portion of the proceeds of this Offering, excess Cash Flow, debt financing and Net Disposition Proceeds received by the Partnership prior to its liquidation phase to purchase computer peripheral or other similar capital Equipment manufactured by, or compatible with, equipment manufactured by IBM. See "BUSINESS -Preliminary Investments."

     The Partnership's operating revenues will initially be generated primarily from leasing, and otherwise entering into contracts for the use of Equipment. Operating revenues will be utilized to pay Partnership expenses and provide cash distributions to Limited Partners. The General Partner anticipates that the Partnership will commence liquidation of all of its assets beginning in the ninth year of program operations, subject to the General Partner's discretion to extend the liquidation process if in the General Partner's discretion such extension will enable the Partnership to dispose of its assets on more favorable terms. In no event will the Partnership continue after December 31, 2009.

     Because the Partnership's leases and Conditional Sales Contracts will be on a "triple-net" (or equivalent) basis, it is anticipated that no permanent reserve for maintenance and repairs will be established from the Offering proceeds. However, the General Partner is authorized to establish reserves in the future if and to the extent it deems necessary for maintenance, repairs and working capital. In addition, the General Partner and Com Cap Corp. have agreed that the General Partner or Com Cap Corp. will lend or contribute to the Partnership an amount equal to 1.01% of net Offering proceeds, if needed, to meet the Partnership's expenses. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership's expenses and liabilities, the Partnership will obtain additional funds by disposing of or refinancing Equipment or by borrowing within its permissible limits.

IMPACT OF YEAR 2000

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Partnership does not have any computer programs or systems as all services required for the management of the Partnership are provided by the General Partner which receives fees and certain reimbursements for these services. Therefore, the General Partner is responsible for any costs associated with Year 2000 issues. Based on a recent assessment, the General Partner determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The General Partner expects that its modifications will be complete by 1999. As of December 31, 1997, the General Partner has not incurred any significant expenses.

  The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence due to the equipment not being Year 2000 compliant. The Year 2000 issue may also affect the carrying value of the equipment when it comes off of lease or be detrimental in negotiating release rates which may lead to equipment write downs or less than favorable lease recoveries.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Commonwealth Income &
                                 Growth Fund III

                              Financial Statements

                     From April 28, 1997 (date of inception)
                              to December 31, 1997

                                    Contents

Report of Independent Auditors..............................................14

Audited Financial Statements

Balance Sheet...............................................................15
Statement of Operations.....................................................16
Statement of Partners' Capital..............................................17
Statement of Cash Flows.....................................................18
Notes to Financial Statements...............................................19

                         Report of Independent Auditors

The General Partner and Limited Partner
Commonwealth Income & Growth Fund III

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund III as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows from April 28, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III at December 31, 1997, and the results of its operations and its cash flows from April 28, 1997 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

Philadelphia, Pennsylvania
February 6, 1998

                              Commonwealth Income &
                                 Growth Fund III

                                  Balance Sheet

                                December 31, 1997

Assets
Cash ......................................................               $1,500
                                                                          ------
                                                                          ------
Partners' capital
General partner ...........................................               $1,000
Limited partner ...........................................                  500
                                                                          ------
Total partners' capital ...................................               $1,500

                                                                          ------
                                                                          ------

See accompanying notes.

                              Commonwealth Income &
                                 Growth Fund III

                             Statement of Operations

                     From April 28, 1997 (date of inception)
                              to December 31, 1997

None

See accompanying notes.

                              Commonwealth Income &
                                 Growth Fund III

                         Statement of Partners' Capital

                     From April 28, 1997 (date of inception)
                              to December 31, 1997

                                            General       Limited
                                            Partner       Partner         Total
                                           ---------     ----------      --------
Initial contribution ..............         $1,000         $  500         $1,500
                                            ------         ------         ------
                                            ------         ------         ------




See accompanying notes.

                              Commonwealth Income &
                                 Growth Fund III

                             Statement of Cash Flows

                     From April 28, 1997 (date of inception)
                              to December 31, 1997

Financing activities
General partner and limited partner contributions ................        $1,500
                                                                          ------
Net increase and cash at end of period ...........................        $1,500
                                                                          ------
                                                                          ------


See accompanying notes.

                              Commonwealth Income &
                                 Growth Fund III

                          Notes to Financial Statements

                                December 31, 1997


1. The Partnership

Commonwealth Income & Growth Fund III (the "Partnership") is a limited partnership which was organized in the Commonwealth of Pennsylvania. The Partnership has not yet commenced operations. The Partnership was organized to acquire, own, lease, and sell income-producing equipment.

The General Partner's initial contribution consists of a $1,000 cash contribution from Commonwealth Income & Growth Fund, Inc., a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which in turn is a wholly-owned subsidiary of Commonwealth Capital Corp. The General Partner may in its sole discretion purchase units of limited partnership interests (the "Units"). The Initial Limited Partner has contributed $500 for the purchase of a limited partnership interest.

The Partnership plans to offer for sale, through a public offering from 75,000 to 750,000 Units at a cash purchase price of $20 per Unit.

2. Related Party Transactions

The Partnership will pay an organizational fee to the General Partner in connection with the issuance and distribution of Units of 3% of the first $10 million of Limited Partner Capital Contributions and 2% thereafter. The General Partner will pay the organizational and offering expenses of the offering from its fee. The General Partner and its affiliates including Commonwealth Capital Securities Corp. will receive other substantial fees and compensation in connection with the offering of Units and management of the Partnership's assets. See "Compensation of General Partner and Affiliates," "Estimated Use of Proceeds," and "Allocations and Distributions" in the Prospectus of the Partnership for information with respect to the compensation to be paid to the General Partner and its affiliates including Commonwealth Capital Securities Corp. and the allocations of income, losses, and cash distributions.

3. Subsequent Event

Subsequent to December 31, 1997, the Partnership completed the first closing of the public offering from which the Partnership issued 76,284 limited partnership units and raised $1,342,598 of net proceeds ($1,525,680 less offering costs of $183,082). The Company also committed to purchase approximately $857,000 in equipment as of February 9, 1998.

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1997

                                    Contents

Report of Independent Auditors.............................................21

Balance Sheet..............................................................22
Notes to Balance Sheet.....................................................23

                         Report of Independent Auditors

To the Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund, Inc. (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. at February 28, 1997, in conformity with generally accepted accounting principles.

Philadelphia, Pennsylvania
April 28, 1997

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet


                                                                    February 28
                                                                        1997
                                                                    -----------
Assets
Cash .........................................................      $       500
Accounts receivable from Income Funds and
    Commonwealth Capital Corp. ...............................            2,069
Investment in Partnerships ...................................            2,000
                                                                    -----------
                                                                    $     4,569
                                                                    -----------
                                                                    -----------

Liabilities
Accounts payable to Income Funds and
    Commonwealth Capital Corp. ...............................      $     3,469

Stockholders' equity
Common stock at $1 stated value:
    Authorized shares--1,000
    Issued and outstanding shares--100 .......................              100
Additional paid-in capital ...................................        1,001,000
                                                                    -----------
                                                                      1,001,100
Less: note receivable ........................................       (1,000,000)
                                                                    -----------
                                                                          1,100
                                                                    -----------
                                                                    $     4,569
                                                                    -----------
                                                                    -----------


See accompanying notes.

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                             Notes to Balance Sheet

                                February 28, 1997

1. The Company

Commonwealth Income & Growth Fund, Inc. (the "Company") is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which in turn is a wholly-owned subsidiary of Commonwealth Capital Corp. ("CCC"). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, a Pennsylvania limited partnership and the sole General Partner of Commonwealth Income & Growth Fund II, a Pennsylvania limited partnership. On April 28, 1997 the Company contributed $1,000 in cash to become the sole General Partner of Commonwealth Income & Growth Fund III, a Pennsylvania limited Partnership. The three limited partnerships described above are collectively referred to herein as the "Partnerships."

CCC has provided additional capital by means of a noninterest-bearing demand note in the amount of $1,000,000, so that the Company will at all times have a net worth (which includes the net equity of the Company and the demand note receivable from CCC) of at least $1,000,000. In computing the Company's net worth for this purpose, its interest in the Partnerships and any amounts and notes receivable from and payable to the Partnerships will be excluded. The Company's equity has been reduced by the note receivable from CCC resulting in net equity of $1,100, which may be different for tax purposes. The Company's operations will be included in the consolidated federal income tax return of CCC.

2. Investment in Partnerships

The Company contributed $2,000 in cash through February 28, 1997 to the Partnerships for its general partner interests. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 Units.

3. Related Party Transactions

The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. See "Compensation of General Partner and Affiliates," and "Allocations and Distributions" elsewhere in the Prospectus of Commonwealth Income & Growth Fund III for information with respect to the compensation to be paid to the Company and its affiliates and the allocations of income, losses, and cash distributions.

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                             As of February 28, 1997

                                    Contents

Report of Independent Auditors...............................................25

Audited Consolidated Balance Sheet...........................................26

Notes to Consolidated Balance Sheet..........................................27

                         Report of Independent Auditors

The Stockholder
Commonwealth Capital Corp.

We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. as of February 28, 1997. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. at February 28, 1997, in conformity with generally accepted accounting principles.

Philadelphia, Pennsylvania
April 28, 1997

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                                February 28, 1997

Assets
Cash and cash equivalents ..................................         $   162,028
Receivables from Income Funds ..............................             308,686
Advances to Income Funds ...................................             317,400
Other receivables ..........................................             134,335
Income taxes receivable ....................................              33,000
Minimum lease payments receivable, net of
    unearned interest income of $4,316,972 .................           9,045,000
Deferred tax asset .........................................             122,000
Investment in Income Funds .................................              18,200
Other assets ...............................................              10,976
Office furniture and equipment, net of
    accumulated depreciation of $84,668 ....................              32,323
                                                                     -----------
Total assets ...............................................          10,183,948
                                                                     -----------
                                                                     -----------
Liabilities and stockholder's equity
Accounts payable and accrued expenses ......................             118,144
Nonrecourse obligations ....................................           9,045,000
                                                                     -----------
Total liabilities ..........................................           9,163,144

Stockholder's equity:
    Common stock, $1 par value:
       Authorized shares - 1,000
       Issued and outstanding shares - 10 ..................                  10
    Retained earnings ......................................           1,020,794
                                                                     -----------
Total stockholder's equity .................................           1,020,804
                                                                     -----------
Total liabilities and stockholder's equity .................         $10,183,948
                                                                     -----------
                                                                     -----------

See accompanying notes.

                           Commonwealth Capital Corp.

                       Notes to Consolidated Balance Sheet

                                February 28, 1997

1. Business

Commonwealth Capital Corp. (the Company), through its subsidiary, Commonwealth of Delaware, Inc. (CDI), is primarily engaged in leasing various types of computer peripheral equipment and other similar equipment, which are leased primarily to U.S. corporations and institutions. Certain subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds"), which were organized to acquire, own and act as lessor with respect to certain computer equipment. As of February 28, 1997, the subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income and Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF) and Commonwealth Capital Delaware Trustee, Inc.

2. Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet includes the accounts of the Company, its wholly-owned subsidiary, CDI, and its wholly-owned subsidiaries (Note 1). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated balance sheet. The balance sheet is presented on an unclassified basis in accordance with leasing industry practice.

Use of Estimates

The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

                           Commonwealth Capital Corp.

2. Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1997, cash equivalents were invested in a money market fund investing directly in treasury obligations.

Office Furniture and Equipment

Office furniture and equipment are carried at cost and are depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using accelerated methods.

Investment in Income Funds

The Company accounts for its 1% interests in the Income Funds by the equity method. Distributions were received from these Income Funds and approximated the Company's equity in the income of the Income Funds. Financial information of the Income Funds as of December 31, 1996 is as follows:

Total assets .........................................               $34,502,000
Nonrecourse debt .....................................                10,450,000
Other liabilities ....................................                 2,952,000
Partners' capital ....................................                21,067,000

The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries and, accordingly, holds noninterest-bearing demand notes of approximately $4,166,000 at February 28, 1997. Such notes have been eliminated in the consolidation of the accompanying balance sheet.

The compensation to the Company from the Income Funds includes: (1) Equipment Acquisition Fees (4% of the purchase price of all equipment purchased by the Income Funds); (2) Debt Placement Fees (1% of financed equipment by the Income Funds); (3) Sales Fees Expense (3% of gross proceeds of sold equipment by the Income Funds); and (4) Equipment Management Fees (5% of the gross operating lease revenues of the Income Funds). The Company earned approximately $1,509,000 in fees for managing the Income Funds during the year ended February 28, 1997.

                           Commonwealth Capital Corp.

3. Lease Commitments

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1997 under the leases and certificates of participation are approximately $9,045,000. These amounts are included in minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. Of these amounts, $7,690,000 are secured by mortgage insurance policies maintained by the lessee. The certificates mature from 1997 to 2011.

Future minimum lease payments to be received as of February 28, 1997 are as follows:


1998 ........................................................        $ 1,190,923
1999 ........................................................          1,202,479
2000 ........................................................          1,190,739
2001 ........................................................          1,192,935
2002 ........................................................           972,677
Thereafter ..................................................          7,675,669
                                                                     -----------
                                                                      13,425,422
Less amount representing interest                                      4,380,422
                                                                     -----------
Total                                                                $ 9,045,000
                                                                     -----------
                                                                     -----------


The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in 1998 through 2000. Future minimum lease payments under noncancelable operating leases at February 28, 1997 are $184,000 in 1998; $143,000 in 1999; and $3,000 in 2000.

4. Profit-Sharing Plan

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. It is the Company's policy to fund profit-sharing costs as accrued.

5. Income Taxes

The Company files a consolidated federal income tax return with CDI and its subsidiaries. The Company has investment tax credit carryforwards of $266,000 at February 28, 1997. The investment tax credits expire in 1998 through 2001 and are available to reduce future federal income tax liabilities. The Company also has state net operating loss carryforwards of approximately $508,000, which expire during 1997 through 1999.

The Company has a federal deferred tax asset of $259,000 at February 28, 1997, arising primarily from the carryforward of investment tax credits. At February 28, 1997, the Company recorded a valuation allowance of approximately $137,000 because the Company concluded the future realization of all of the tax benefits underlying the asset could not be reasonably assured based on current and expected operating results. The Company believes that the remaining asset of $122,000 is more likely than not to be realized. In addition, the Company has a state deferred tax asset of $48,000 at February 28, 1997; however, the future realization of the tax benefits underlying the state deferred tax asset could not be reasonably assured and, accordingly, a valuation allowance was recorded in the amount of $48,000.

6. Related Party Transactions

During 1997, the Company made $373,388 in cash advances to certain Income Funds to fund cash distributions to limited partners. The remaining advances of $317,400 are due on demand.

7. Legal Settlement

In 1997, the Company settled a dispute over contract terms with a former lessee, whereby the lessee agreed to pay $190,000 for release of all future liability. The Company received $95,000 through February 28, 1997 and the remaining $95,000, included in other receivables at February 28, 1997, was subsequently received.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NOT APPLICABLE

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The General Partner, a wholly-owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation ("Com Cap Corp."), was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund II. The principal business office of the General Partner is 1160 West Swedesford Road, Suite 340, Berwyn, PA 19312, and its telephone number is 610-647-6800. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

     The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:


NAME                      TITLE
-------------------      ------------------------------------------------
George S. Springsteen    Chairman of the Board of Directors and President
                         of the General Partner and  Com Cap Corp.
Kimberly A. MacDougall   Executive Vice President, Chief Operating Officer
                         and Secretary of the General Partner and Com Cap Corp.



David A. Kintzer         Vice President and Chief Financial Officer of the
                         General Partner and Com Cap Corp.



Kathleen S. Enscoe       Assistant Vice President and Controller of the General
                         Partner and Com Cap Corp.

Gregory M. Lorenz        Vice President of Com Cap Corp.

Magdalia Cruz            Assistant Vice President of Com Cap Corp.


     George S. Springsteen, age 63, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania.
The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

     Kimberly A. MacDougall, age 38, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined ComCap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

     David A. Kintzer, age 38, is Vice President and Chief Financial Officer of both Com Cap Corp. and the General Partner and has been employed at Com Cap Corp. since 1991. Mr. Kintzer also serves as Vice President and Chief Financial Officer of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. From 1984 to 1990, Mr. Kintzer was employed by Continental Computer Leasing Corporation, a computer leasing company with an equipment lease portfolio of $40,000,000 and annual revenue of $20,000,000. While at Continental, Mr. Kintzer served as Controller and Chief Financial Officer and managed its accounting, financial, EDP, banking relationships and personnel functions. Prior to 1984, Mr. Kintzer was employed by the international public accounting firm of Ernst & Young LLP. Mr. Kintzer is a member of both the American Institute of Certified Public Accountants and The Pennsylvania Institute of Certified Public Accountants. Mr. Kintzer received an A.B. degree in accounting from Franklin & Marshall College in 1981.

     Kathleen S. Enscoe, age 32, is Assistant Vice President and Controller of Com Cap Corp. and certain of its subsidiaries where she has been employed since 1992. Ms. Enscoe is an active member of the Equipment Leasing Association. From 1988 to 1992, Ms. Enscoe was employed as a staff accountant in the financial reporting department of WWF Paper Corporation. Ms. Enscoe received a B.S.B.A. degree in 1988 from Geneva College with dual majors in accounting and business administration.

     Gregory M. Lorenz, age 35, is Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since April of 1994. From 1985 to 1993, Mr. Lorenz was employed by Daley Marketing Corp. where he served as Vice President of Marketing and Director of Sales and Marketing. Mr. Lorenz is a member of the Equipment Leasing Association and received an Associates of Arts degree from Orange Coast College in 1984.

     Magdalia Cruz, age 29, is Assistant Vice President of Com Cap Corp. and Vice President of Commonwealth Capital Securities Corp. Ms. Cruz has been employed by ComCap Corp. since 1993. From 1990 to 1993, Ms. Cruz was employed as Marketing Coordinator for Shaffer DeSouza Brown. Prior to that, as a Computer Equipment Analyst for the Defense Industrial Supply Center, a government agency based in Philadelphia. She is completing her studies for a B.S. in Business Management at West Chester University. Ms. Cruz is a member of the Equipment Leasing Association, Investment Partnership Association, and holds her Series 22, 63 and 39 NASD licenses.

     The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

ITEM 11: EXECUTIVE COMPENSATION

     The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments.
While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those which would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

                                                         Estimated    Estimated
                                                           Amount       Amount
                                                          Assuming     Assuming
                                                         Minimum of   Maximum of
 Entity Receiving                                       75,000 Units 750,000 Units
   Compensation            Type of Compensation           Are Sold     Are Sold
------------------ ------------------------------------ ------------ ------------

                         OFFERING AND ORGANIZATION STAGE

Commonwealth        Underwriting Commissions. The         $135,000   $1,350,000
Capital Securities  Partnership will pay to the Dealer
Corp.               Manager an aggregate amount of up
                    to nine percent of Capital
                    Contributions as Underwriting
                    Commissions after and only if the
                    required $1,500,000 Minimum
                    Subscription Amount is sold. The
                    Dealer Manager will pay other
                    broker-dealers ("Participating
                    Brokers") out of Underwriting
                    Commissions a selling commission
                    of up to eight percent of the
                    Capital Contributions from Units
                    sold by such Participating Brokers.
                    The amount of the Underwriting
                    Commissions will be determined
                    based upon the quantity of Units
                    sold to a single investor.



The General         Organizational Fee. An Organization    $45,000   $400,000
Partner             Fee equal to three percent of the
                    first $10,000,000 of Limited
                    Partners' Capital Contributions and
                    two percent of the Limited
                    Partners' Capital Contribution in
                    excess of $10,000,000, as
                    compensation for the organization
                    of the Partnership. It is
                    anticipated that the Organizational
                    and Offering Expenses, which
                    include legal, accounting and
                    printing expenses; various
                    registration and filing fees;
                    miscellaneous expenses related to
                    the organization and formation of
                    the Partnership; other costs of
                    registration; and costs incurred in
                    connection with the preparation,
                    printing and distribution of this
                    Prospectus and other sales
                    literature will be approximately
                    $300,000. The General Partner will
                    pay all Organizational and Offering
                    Expenses, other than Underwriting
                    Commissions.


                                                         Estimated    Estimated
                                                           Amount       Amount
                                                          Assuming     Assuming
                                                         Minimum of   Maximum of
 Entity Receiving                                       75,000 Units 750,000 Units
   Compensation            Type of Compensation           Are Sold     Are Sold
------------------ ------------------------------------ ------------ ------------

                   OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General         Reimbursement of Expenses. The        $15,000    $20,000
Partner             General Partner and its Affiliates
and its             are entitled, under Section 5.2 of
Affiliates          the Partnership Agreement, to
                    reimbursement by the Partnership
                    for the cost of goods, supplies or
                    services obtained and used by the
                    General Partner in connection with
                    the administration and operation of
                    the Partnership from third parties
                    unaffiliated with the General
                    Partner. The amounts set forth on
                    this table are approximations of
                    reimbursable expenses for the first
                    year of the Partnership's operation
                    and do not include expenses
                    incurred in the offering of Units.

                                                         Estimated    Estimated
                                                           Amount       Amount
                                                          Assuming     Assuming
                                                         Minimum of   Maximum of
 Entity Receiving                                       75,000 Units 750,000 Units
   Compensation            Type of Compensation           Are Sold     Are Sold
------------------ ------------------------------------ ------------ ------------
The General         Equipment Acquisition Fee. An         $71,351    $716,217
Partner             Equipment Acquisition Fee of four
                    percent of the Purchase Price of
                    each item of Equipment purchased as
                    compensation for the negotiation of
                    the acquisition of the Equipment
                    and the lease thereof or sale under
                    a Conditional Sales Contract. The
                    fee will be paid upon closing of
                    the Offering with respect to the
                    Equipment to be purchased by the
                    Partnership with the net proceeds
                    of the Offering available for
                    investment in Equipment except for
                    fees on the leveraged portion of
                    the Purchase Price which are paid
                    when the Equipment is purchased. If
                    the Partnership does not purchase
                    Equipment with all the net proceeds
                    of the Offering, the General
                    Partner will return a pro rata
                    portion of the fee to the
                    Partnership. If the Partnership
                    acquires Equipment in an amount
                    exceeding the net proceeds of the
                    Offering available for investment
                    in Equipment, the fee will be paid
                    when such Equipment is acquired.
                    The estimated amounts set forth in
                    this table include fees on
                    Equipment assuming the maximum
                    allowable leverage, but exclude
                    such fees earned on Equipment
                    purchased with Retained Proceeds.
                    Such excluded fees may be
                    significant in amount. Equipment
                    Acquisition Fees will be lower than
                    the estimated maximum if a lower
                    level of acquisition borrowing is
                    utilized.

                                                         Estimated    Estimated
                                                           Amount       Amount
                                                          Assuming     Assuming
                                                         Minimum of   Maximum of
 Entity Receiving                                       75,000 Units 750,000 Units
   Compensation            Type of Compensation           Are Sold     Are Sold
------------------ ------------------------------------ ------------ ------------
The General         Debt Placement Fee. As compensation   $5,351       $53,716
Partner             for arranging Term Debt to finance
                    the acquisition of Equipment by the
                    Partnership, a fee equal to one
                    percent of such indebtedness;
                    provided, however, that such fee
                    shall be reduced to the extent the
                    Partnership incurs such fees to
                    third parties, unaffiliated with
                    the General Partner or the lender,
                    with respect to such indebtedness
                    and no such fee will be paid with
                    respect to borrowings from the
                    General Partner or its Affiliates.
                    The estimated amounts set forth in
                    this table assume the expected
                    maximum allowable leverage
                    ($535,135 if the minimum number of
                    Units are sold and $5,371,620 if
                    the maximum number of Units are
                    sold), but exclude such fees earned
                    on refinancings or debt incurred
                    with respect to Equipment purchased
                    with Retained Proceeds and
                    borrowings.

The General         Equipment Management Fee. A monthly      Not            Not
Partner             fee equal to the lesser of (i) the   determinable   determinable
                    fees which would be charged by an    at this time   at this time
                    independent third party for similar
                    services for similar equipment or
                    (ii) the sum of (a) two percent of
                    (1) the Gross Lease Revenues
                    attributable to Equipment which is
                    subject to Full Payout Net Leases
                    which contain net lease provisions
                    plus (2) the purchase price paid on
                    Conditional Sales Contracts as
                    received by the Partnership and (b)
                    five percent of the Gross Lease
                    Revenues attributable to Equipment
                    which is subject to Operating
                    Leases.


                                                         Estimated    Estimated
                                                           Amount       Amount
                                                          Assuming     Assuming
                                                         Minimum of   Maximum of
 Entity Receiving                                       75,000 Units 750,000 Units
   Compensation            Type of Compensation           Are Sold     Are Sold
------------------ ------------------------------------ ------------ ------------
The General         Equipment Liquidation Fee. With         Not           Not
Partner             respect to each item of Equipment   determinable  determinable
                    sold by the General Partner (other  at this time  at this time than in connection with a
                    Conditional Sales Contract), a fee
                    equal to the lesser of (i) 50% of
                    the Competitive Equipment Sale
                    Commission or (ii) three percent of
                    the sales price of such Equipment.
                    The payment of such fee is
                    subordinated to the receipt by the
                    Limited Partners of (i) a return of
                    their Capital Contributions and a
                    10% per annum cumulative return,
                    compounded daily, on Adjusted
                    Capital Contributions ("Cumulative
                    Return") and (ii) the Net
                    Disposition Proceeds from such sale
                    in accordance with the Partnership
                    Agreement. Such fee will be reduced
                    to the extent any liquidation or
                    resale fees are paid to
                    unaffiliated parties.


                             INTEREST IN THE PARTNERSHIP

The General         Partnership Interest. The General        Not            Not
Partner             Partner will have a present and      determinable   determinable
                    continuing one percent interest in   at this time   at this time
                    the Partnership's items of income,
                    gain, loss, deduction, credit, and
                    tax preference. In addition, the
                    General Partner will receive one
                    percent of Cash Available for
                    Distribution until the Limited
                    Partners have received
                    distributions of Cash Available for
                    Distribution equal to their Capital
                    Contributions plus the 10%
                    Cumulative Return and thereafter,
                    the General Partner will receive
                    10% of Cash Available for
                    Distribution. See "Risk Factors -
                    Dilution."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     NOT APPLICABLE

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its Affiliates. These conflicts include the following:

     COMPETITION WITH GENERAL PARTNER AND AFFILIATES: COMPETITION FOR MANAGEMENT'S TIME

     The General Partner and its Affiliate sponsor other investor programs which are in potential competition with the Partnership in connection with the purchase of Equipment as well as opportunities to lease and sell such Equipment. Competition for Equipment has occurred and is likely to occur in the future. The General Partner and its Affiliates may also form additional investor programs which may be competitive with the Partnership.

     If one or more investor programs and the Partnership are in a position to acquire the same Equipment, the General Partner will determine which program will purchase the Equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives. The General Partner will generally afford priority to the program or entity that has had funds available to purchase Equipment for the longest period of time. If one or more investor programs and the Partnership are in a position to enter into lease with the same lessee or sell Equipment to the same purchaser, the General Partner will generally afford priority to the Equipment which has been available for lease or sale for the longest period of time.

     Certain senior executives of the General Partner and its Affiliates also serve as officers and directors of the other programs and are required to apportion their time among these entities. The Partnership is, therefore, in competition with the other programs for the attention and management time of the General Partner and Affiliates. The officers and directors of the General Partner are not required to devote all or substantially all of their time to the affairs of the Partnership.

ACQUISITIONS

     Com Cap Corp. and the General Partner or other Affiliates of the General Partner may acquire Equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the Equipment is acquired,
(ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its Affiliates arises from the acquisition except for compensation paid to Com Cap Corp., the General Partner or such other Affiliate as disclosed in this Report. Com Cap Corp., the General Partner or their Affiliates will not hold Equipment for more than 60 days prior to transfer to the Partnership. If sufficient funds become available to the Partnership within such 60 day period, such Equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the Equipment to such entity and any accountable Acquisition Expenses payable to third parties which are incurred by such entity and interest on the Purchase Price from the date of purchase to the date of transfer to the Partnership. Com Cap Corp., the General Partner or such other Affiliate will retain any rent or other payments received for the Equipment, and bear all expenses and liabilities, other than accountable Acquisition Expenses payable to third parties with respect to such Equipment, for all periods prior to the acquisition of the Equipment by the Partnership. Except as described above, there will be no sales of Equipment to or from any Affiliate of Com Cap Corp.

     In certain instances, the Partnership may find necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partnership than that which the General Partner or such Affiliates are paying. The Partnership does not loan money to any Person including the General Partner or its Affiliates except to the extent that a Conditional Sales Contract constitutes a loan.

     If the General Partner or any of its Affiliates purchases Equipment in its own name and with its own funds in order to facilitate ultimate purchase by the Partnership, the purchaser is entitled to receive interest on the funds expended for such purchase on behalf of the Partnership. Simple interest on any such temporary purchases is charged on a floating rate basis not in excess of three percent over the "prime rate" from time to time announced by PNC Bank, from the date of initial acquisition to the date of repayment by the Partnership/ownership transfer.

     The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment

                                GLOSSARY

      The following terms used in this Report shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the meanings set forth below.

      "Acquisition Expenses" means expenses relating to the prospective selection and acquisition of or investment in Equipment, whether or not actually acquired, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses and miscellaneous expenses.

      "Acquisition Fees" means the total of all fees and commissions paid by any party in connection with the initial purchase of Equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the Equipment Acquisition Fee, any commission, selection fee, construction supervision fee, financing fee, non-recurring management fee or any fee of a similar nature, however designated.

      "Adjusted Capital Contributions" means Capital Contributions of the Limited Partners reduced to not less than zero by any cash distribution received by the Limited Partners pursuant to Sections 4.2 or 8.1, to the extent such distributions exceed any unpaid Cumulative Return as of the date such distributions were made.

      "Affiliate" means, when used with reference to a specified Person, (i) any Person, that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified Person, or any Person of which the specified Person is an executive officer or partner or with respect to which the specified Person serves in a similar capacity, (iii) any Person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such Person is an officer, director or partner, any entity for which such Person acts in such capacity.

      "Capital Account" means the separate account established for each Partner pursuant to Section 4.1.

      "Capital Contributions" means, in the case of the General Partner, the total amount of money contributed to the Partnership by the General Partner, and, in the case of the Limited Partners, $20 for each Unit or where the context requires, the total Capital Contributions of all the Partners.

      "Cash Available for Distribution" means Cash Flow plus Net Disposition Proceeds plus cash funds available for distribution from Partnership reserves, less such amounts as the General Partner, in accordance with this Agreement, causes the Partnership to reinvest in Equipment or interests therein, and less such amounts as the General Partner, in its sole discretion, determines should be set aside for the restoration or enhancement of Partnership reserves.

      "Cash Flow" for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or other revenues arising from the leasing or operation of the Equipment and interest, if any, earned on funds on deposit for the Partnership, but not including Net Disposition Proceeds, minus (ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the Equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the Equipment; ad valorem, gross receipts and other property taxes levied against the Equipment; and all costs of repurchasing Units in accordance with this Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, Organizational and Offering Expenses.

      "Closing Date" means the date, as designated by the General Partner, as of which the Units shall cease being offered to the public pursuant to the Offering, and shall be no later than the second anniversary of the Effective Date.

      "Code" means the Internal Revenue Code of 1986, as amended, and as may be amended from time to time by future federal tax statutes. Any reference this Agreement to a particular provision of the Code shall mean, where appropriate, the corresponding provision of any successor statute.

      "Competitive Equipment Sale Commission" means that brokerage fee paid for services rendered in connection with the purchase or sale of Equipment which is reasonable, customary, and competitive in light of the size, type, and location of the Equipment.

      "Conditional Sales Contract" means an agreement to sell Equipment to a buyer in which the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid.

      "Effective Date" means the date on which the Partnership's registration statement on Form S-1 with respect to the Units, as filed with the Securities and Exchange Commission, becomes effective under the Securities Act of 1933, as amended.

      "Equipment" means each item of and all of the computer peripheral and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in this Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

      "Full Payout Net Lease" means an initial Net Lease of the Equipment under which the non-cancellable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancellable fixed term (not including any renewal or extension period) of the lease or other contract for the use of the Equipment are at least sufficient to recover the Purchase Price of the Equipment.

      "General Partner" means Commonwealth Income & Growth Fund, Inc. and any additional, substitute or successor general partner of the Partnership.

      "Gross Lease Revenues" means Partnership gross receipts from leasing or other operation of the Equipment, except that, to the extent the Partnership has leased the Equipment from an unaffiliated party, it shall mean such receipts less any lease expense.

      "Initial Closing" means the first time subscribers for Units are admitted as Limited Partners.

      "IRA" means an Individual Retirement Account as described in Section 408 of the Code.

      "Limited Partner" means a Person who acquires Units and who is admitted to the Partnership as a limited partner in accordance with the terms of this Agreement.

      "Majority in Interest" means, with respect to the Partnership, Limited Partners holding more than 50% of the outstanding Units held by all Limited Partners at the Record Date for any vote or consent of the Limited Partners.

      "Minimum Subscription Amount" means an aggregate of $1,500,000 in subscriptions from Limited Partners.

      "Net Disposition Proceeds" means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of Equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of Equipment, less such amounts as are used to satisfy Partnership liabilities.

      "Net Lease" means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance, taxes and insuring of the equipment, so that the non-cancellable rental payments under the lease are absolutely net to the lessor.

      "Net Profits" or "Net Losses" shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a)(1) of the Code) for each taxable year of the Partnership or shorter period prior or subsequent to an interim closing of the Partnership's books with the following adjustments: (i) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(i) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of this Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b)(2)(iv)(d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation
Section 1.704-1(b)(2)(iv)(g). The terms "Net Profit" or "Net Losses" shall include the Partnership's distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

      "Offering" means the initial public offering of the Units in the Partnership, as described in the Prospectus.

      "Offering Period" means the period commencing the Effective Date and ending the last day of the calendar month in which the Closing Date occurs.

      "Operating Lease" means a lease or other contractual arrangement under which an unaffiliated party agrees to pay the Partnership, directly or indirectly, for the use of the Equipment, and which is not a Full Payout Net Lease.

      "Organizational and Offering Expenses" means the expenses incurred in connection with the organization of the Partnership and in preparation of the offering for registration and subsequently offering and distributing it to the public, including Underwriting Commissions, listing fees and advertising expenses except advertising expenses related to the leasing of the Program's equipment.

      "Partners" means any one or more of the General Partner and the Limited Partners.

      "Partnership" means Commonwealth Income & Growth Fund III, a Pennsylvania limited partnership.

      "Person" means an individual, partnership, joint venture, corporation, trust, estate or other entity.

      "Program" means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in Equipment.

      "Purchase Price" means, with respect to any Equipment, an amount equal to the sum of (i) the invoice cost of such Equipment or any other such amount paid to the seller, (ii) any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by or on behalf of the Partnership in connection with its purchase of the Equipment, and (iv) the amount of the Equipment Acquisition Fee and any other Acquisition Fees, but excluding points and prepaid interest.

      "Term Debt" means debt of the Partnership with a term in excess of twelve months, incurred with respect to acquiring or investing in Equipment, or refinancing non-Term Debt, but not debt incurred with respect to refinancing existing Partnership Term Debt.

      "Underwriting Commissions" mean selling commissions and dealer-manager fees paid to broker-dealers by the Partnership in connection with the offer and sale of Units.

      "Unit" means a limited partnership interest in the Partnership.

Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives;
(ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.


PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements

          Commonwealth Income & Growth Fund III

          Report of Independent Auditors

          Balance Sheet as of December 31, 1997

          Statement of Operations from April 28, 1997 (date of inception) to December 31, 1997

          Statement of Partners' Capital from April 28, 1997 (date of inception) to December 31, 1997

          Statement of Cash Flows from April 28, 1997 (date of inception) to December 31, 1997

          Notes to Financial Statements

          Commonwealth Income & Growth Fund, Inc.

          Report of Independent Auditors

          Balance sheet as of February 28, 1997

          Notes to Balance Sheet

          Commonwealth Capital Corp.

          Report of Independent Auditors

          Consolidated Balance Sheet as of February 28, 1997

          Notes to Consolidated Balance Sheet

(a) (2)  Schedules.

         Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)  Exhibits.

         * 3.1     Certificate of Limited Partnership

         * 3.2     Agreement of Limited Partnership

         27        Financial Data Schedule

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-26933)

(b)  Reports on Form 8-K.

     NOT APPLICABLE

(c)  Exhibits.

                                   SIGNATURES

    Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 27, 1998 by the undersigned thereunto duly authorized.

                                          COMMONWEALTH INCOME & GROWTH FUND III

                                         By: COMMONWEALTH INCOME & GROWTH
                                             FUND, INC., General Partner

                                         By: /s/ George S. Springsteen
                                             George S. Springsteen, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

          SIGNATURE                      CAPACITY
------------------------------  ---------------------------

  /s/ GEORGE S. SPRINGSTEEN     Chairman, President and Sole Director of
------------------------------  Commonwealth Income & Growth Fund, Inc.
  George S. Springsteen



  /s/ KIMBERLY A. MACDOUGALL    Executive Vice President,
------------------------------  Chief Operating Officer
  Kimberly A. MacDougall


  /s/ DAVID A. KINTZER          Vice President and Chief Financial Officer
------------------------------  of Commonwealth Income & Growth
  David A. Kintzer              Fund, Inc.


    /s/ KATHLEEN S. ENSCOE      Controller of Commonwealth Income & Growth Fund,
------------------------------  Inc.
  Kathleen S. Enscoe