Form 10-Q
period 1998-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 1998-05-29
CIK 1038878

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from -------------- to -------------- .

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

                  YES   [X]                  NO   [ ]

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

                     Commonwealth Income & Growth Fund III

                                 Balance Sheet

                                 March 31, 1998

Assets


Cash and cash equivalents                                             $1,700,271
Other receivables                                                          7,343

Organization costs and deferred expenses, net of
  accumulated amortization of $6,228 in 1998                              83,883
                                                                      ----------

Total assets                                                          $1,791,497
                                                                      ----------
                                                                      ----------

Liabilities and partners' capital
Accounts payable                                                      $    1,846

Partners' capital:
   General partner                                                         1,000
   Limited partners                                                    1,788,651
                                                                      ----------
Total liabilities and partners' capital                               $1,791,497
                                                                      ----------
                                                                      ----------


See accompanying notes.

                     Commonwealth Income & Growth Fund III

                                Income Statement

      From January 27, 1998 (commencement of operations) to March 31, 1998

Income:
   Interest                                                              $12,274

Expenses:

   Operating                                                                  12
   Amortization of organization costs and deferred expenses                6,228
                                                                      ----------
                                                                           6,240
                                                                      ----------
Net income                                                               $ 6,034
                                                                      ----------
                                                                      ----------

Net income per equivalent limited partnership units                     $   0.10
                                                                      ----------
                                                                      ----------


See accompanying notes.

                     Commonwealth Income & Growth Fund III

                         Statement of Partners' Capital

      From January 27, 1998 (commencement of operations) to March 31, 1998

                                               General       Limited
                                               Partner       Partner          General      Limited
                                               Units          Units           Partner      Partner         Total
                                            -------------------------------------------------------------------------
Initial contribution                             50               25        $  1,000      $     500      $    1,500
   Contributions                                 --          101,574             --       2,031,480       2,031,480
   Offering costs                                                                --        (222,501)       (222,501)
   Net income                                                                    269          5,765           6,034
   Distributions                                                                (269)       (26,593)        (26,862)
                                            -------------------------------------------------------------------------

Partners' capital - March 31, 1998               50          101,599        $  1,000      $1,788,651      $1,789,651
                                            -------------------------------------------------------------------------
                                            -------------------------------------------------------------------------


See accompanying notes.

                      Commonwealth Income & Growth Fund III

                             Statement of Cash Flows

      From January 27, 1998 (commencement of operations) to March 31, 1998

Operating activities
Net income                                                          $    6,034
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization                                                        6,228
     Changes in operating assets and liabilities:
        Other receivables and deposits                                  (7,343)
        Accounts payable                                                 1,846
     Organization cost paid to the General Partner                     (21,336)
                                                                       -------
Net cash provided by operating activities                              (14,571)

Investing activities
Equipment acquisition fees paid to the General Partner                 (68,775)

Financing activities
Partners' contributions                                              2,032,980
Offering costs                                                        (201,165)
Offering costs paid to the General Partner                             (21,336)
Distributions to partners                                              (26,862)
                                                                    -----------
Cash and cash equivalents at March 31, 1998                        $ 1,700,271
                                                                    -----------
                                                                    -----------


See accompanying notes.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

                                 March 31, 1998

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

Net Income per Equivalent Limited Partnership Unit

The net income per equivalent limited partnership unit is computed based upon net income allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Subsequent Event

On April 2, 1998, reinvestment subscriptions from investors totaling $833 were released by the escrow agent and accepted by the Partnership. The net proceeds to the Partnership available for investment in computer equipment after payment of offering expenses and the equipment acquisition fees were $704.

                     Commonwealth Income & Growth Fund III

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1998. On that date, subscribers for 76,284 Units were admitted as Limited Partners of of the Partnership. Through March 31, 1998, subscribers owning an additional 25,315 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the three months ended March 31, 1998, were from Partners' contributions of $2,033,000. The primary uses of cash for the three months ended March 31, 1998, were for the payment of offering costs of $223,000, the payment of preferred distributions to partners of $27,000, and the payment of acquisition fees of $69,000.

Currently, Partners' contributions from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership expenses or to make distributions to the Partners. At
March 31, 1998, the Partnership had approximately $1,700,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 1998, the Partnership has not purchased any equipment.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12 month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

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

                                           COMMONWEALTH INCOME & GROWTH FUND III
                                              BY: COMMONWEALTH INCOME & GROWTH
                                                  FUND, INC. General Partner

                                            By:_____________________________
_____________
Date                                        George S. Sprinsteen
                                            President