Form 10-Q
period 1998-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 1998-08-07
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the transition period from                     to                 .
                                ---------------------  -----------------

                        Commission File Number: 333-26933


                      COMMONWEALTH INCOME & GROWTH FUND III
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                 23-2895714
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


                     Commonwealth Income & Growth Fund III

                                Balance Sheet

                                June 30, 1998


Assets
Cash and cash equivalents                                           $   913,764
Lease income receivables                                                 15,976
Other receivables                                                         4,160

Computer equipment, at cost                                           1,377,369
Accumulated depreciation                                                (40,889)
                                                                    -----------
                                                                      1,336,480

Organization costs and deferred expenses,
net of accumulated amortization of $11,122 in 1998                       79,801
                                                                    -----------
Total assets                                                        $ 2,350,181
                                                                    -----------
                                                                    -----------
Liabilities and partners' capital
Accounts payable                                                    $     2,768
Accounts payable - Commonwealth Capital
   Corp.                                                                  3,125
Accounts payable - General Partner                                        3,616
Unearned lease income                                                    23,964
Payables for computer equipment                                         529,989

Partners' capital:
   General partner                                                        1,000
   Limited partners                                                   1,785,719
                                                                    -----------
Total liabilities and partners' capital                             $ 2,350,181
                                                                    -----------
                                                                    -----------


See accompanying notes.

                      Commonwealth Income & Growth Fund III

                                Income Statement

       From January 27, 1998 (commencement of operations) to June 30, 1998



                                                                    Three Months    Six Months
                                                                       Ended           Ended
                                                                   June 30, 1998   June 30, 1998
                                                                  --------------   -------------
Income:
   Lease                                                            $ 62,315         $ 62,315
   Interest and other                                                 14,663           26,937
                                                                    --------         --------
                                                                      76,978           89,252
Expenses:
   Operating, excluding depreciation                                   3,177            3,189
   Equipment management fee - General Partner                          3,116            3,116
   Depreciation                                                       40,889           40,889
   Amortization of organization costs and deferred expenses            4,894           11,122

                                                                    --------         --------
                                                                      52,076           58,316
                                                                    --------         --------
Net income                                                          $ 24,902         $ 30,936
                                                                    --------         --------
                                                                    --------         --------
Net income per equivalent limited partnership units                 $   0.24         $   0.38
                                                                    --------         --------
                                                                    --------         --------
Weighted average number of equivalent limited partnership
   units outstanding during the period                               102,024           82,279
                                                                    --------         --------
                                                                    --------         --------


See accompanying notes.

                      Commonwealth Income & Growth Fund III

                         Statement of Partners' Capital

       From January 27, 1998 (commencement of operations) to June 30, 1998





                                        General     Limited
                                        Partner     Partner       General    Limited
                                        Units       Units         Partner    Partner        Total
                                       --------------------------------------------------------------

Initial contribution                         50           25      $ 1,000   $       500   $    1,500
   Contributions                          --         101,574         --       2,031,480    2,031,480
   Offering costs                                                    --        (222,501)    (222,501)
   Net income                                                         269         5,765        6,034
   Distributions                                                     (269)      (26,593)     (26,862)
                                        -------      -------      --------  ------------  -----------

Partners' capital - March 31, 1998           50      101,599        1,000     1,788,651    1,789,651
   Contributions                          --         916.627         --          18,333       18,333
   Offering costs                                                    --          (2,007)      (2,007)
   Net income                                                         442        24,460       24,902
   Distributions                                                     (442)      (43,718)     (44,160)
                                        -------      -------      --------  ------------  -----------

Partners' capital - June 30, 1998            50      102,516      $ 1,000   $ 1,785,719   $1,786,719
                                        -------      -------      --------  ------------  -----------
                                        -------      -------      --------  ------------  -----------


See accompanying notes.

                      Commonwealth Income & Growth Fund III

                             Statement of Cash Flows

       From January 27, 1998 (commencement of operations) to June 30, 1998





Operating activities
Net income                                                               $    30,936

Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                            52,011
     Other non-cash activities included in determination of net income       (14,579)
     Changes in operating assets and liabilities:
        Other receivables and deposits                                       (20,136)
        Accounts payable                                                       2,768
        Accounts payable - Commonwealth Capital Corp.                          3,125
        Accounts payable - General Partner                                     3,616
       Unearned lease income                                                  23,964
       Organization cost paid to the General Partner                         (21,528)
                                                                         -----------
Net cash provided by operating activities                                     60,177

Investing activities
Capital expenditures                                                        (832,801)
Equipment acquisition fees paid to the General Partner                       (69,395)
                                                                         ------------
Net Cash used in investing activities                                       (902,196)

Financing activities
Partners' contributions                                                    2,051,313
Offering costs                                                              (202,622)
Offering costs paid to the General Partner                                   (21,886)
Distributions to partners                                                    (71,022)
                                                                         -----------
Net cash provided by financing activities                                  1,755,783
                                                                         -----------

Cash and cash equivalents at June 30, 1998                               $   913,764
                                                                         -----------
                                                                         -----------



See accompanying notes.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

                                  June 30, 1998



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

Subsequent Event

On July 1, 1998, reinvestment subscriptions from investors totaling $1,214 were released by the escrow agent and accepted by the Partnership. The net proceeds to the Partnership available for investment in computer equipment after payment of offering expenses and the equipment acquisition fees were $1,028.

                      Commonwealth Income & Growth Fund III



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1998. On that date, subscribers for 76,284 Units were admitted as Limited Partners of the Partnership. Through March 31, 1998, subscribers owning an additional 26,232 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the six months ended June 30, 1998, were from Partners' contributions of $2,051,000. The primary uses of cash for the six months ended June 30, 1998, were for the payment of offering costs of $225,000, the payment of preferred distributions to partners of $71,000, and the payment of acquisition fees of $69,000.

Currently, Partners' contributions from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1998, the Partnership had approximately $914,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $228,000 for the year ending December 31, 1998 and $867,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment after the net proceeds of the Offering are fully invested in Equipment.

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

Results of Operations
For the quarter ended June 30, 1998, the Partnership recognized income of $89,000 and expenses of $58,000, resulting in net income of $31,000. For the quarter ended March 31, 1998, the Partnership recognized income of $12,000, and expenses of $6,000, resulting in net income of $6,000.

During the six months ended June 30, 1998, the Partnership expended $833,000 and incurred a computer equipment payable of $530,000 to acquire five leases, which generated approximately $62,000 in revenue.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The expense for the six months ended June 30, 1998, was approximately $3,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expense for the six months ended June 30, 1998, was approximately $11,000.

For the six month period ended June 30, 1998, the Partnership generated cash flow from operating activities of $60,000, which includes net income of $31,000, and depreciation and amortization expenses of $52,000. Other noncash activities included in the determination of net income includes lease income paid to original lessors in lieu of cash payments for computer equipment of $15,000.

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



                             COMMONWEALTH INCOME & GROWTH FUND III
                               BY: COMMONWEALTH INCOME & GROWTH
                                   FUND, INC. General Partner




                             By:
                                ------------------------
Date                            George S. Sprinsteen
                                Presiden