Form 10-Q
period 1998-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 1998-11-06
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

                                       or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                      to                       .
                              ---------------------    ---------------------

                        Commission File Number: 333-26933


                      COMMONWEALTH INCOME & GROWTH FUND III
             (Exact name of registrant as specified in its charter)


             Pennsylvania                               23-2895714
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


                        Commonwealth Income & Growth Fund III

                                    Balance Sheet

                                  September 30, 1998



Assets
Cash and cash equivalents                          $   448,718
Lease income receivables                                63,942
Other receivables                                        1,755

Computer equipment, at cost                          1,414,520
Accumulated depreciation                              (149,054)
                                                   ------------
                                                     1,265,466

Organization costs and deferred expenses, net of
  accumulated amortization of $18,037 in 1998           74,271


                                                   ------------
Total assets                                       $ 1,854,152
                                                   ------------
                                                   ------------

Liabilities and partners' capital
Accounts payable                                   $    24,811
Accounts payable - Commonwealth Capital Corp.              500
Unearned lease income                                   52,192
Payables for computer equipment                         27,639

Partners' capital:
   General partner                                       1,000
   Limited partners                                  1,748,010
                                                   ------------
Total liabilities and partners' capital            $ 1,854,152
                                                   ------------
                                                   ------------



See accompanying notes.

                      Commonwealth Income & Growth Fund III

                            Statements of Operations

    From January 27, 1998 (commencement of operations) to September 30, 1998


                                                                   Three Months          Nine Months
                                                                        Ended               Ended
                                                                September 30, 1998    September 30, 1998
                                                                -------------------   ------------------
Income:
   Lease                                                             $ 123,607           $ 185,922
   Interest and other                                                    5,412              32,349
                                                                -------------------   ------------------
                                                                       129,019             218,271


Expenses:
   Operating, excluding depreciation                                    26,187              29,376
   Equipment management fee - General Partner                            6,180               9,296
   Depreciation                                                        108,165             149,054
   Amortization of organization costs and deferred expenses              6,915              18,037
                                                                -------------------   ------------------
                                                                       147,447             205,763
                                                                -------------------   ------------------
Net income (loss)                                                    $ (18,428)          $  12,508
                                                                -------------------   ------------------
                                                                -------------------   ------------------

Net income (loss) per equivalent limited partnership units           $   (0.18)          $    0.13
                                                                -------------------   ------------------
                                                                -------------------   ------------------

Weighted average number of equivalent limited partnership
   units outstanding during the period                                 102,690              99,208
                                                                -------------------   ------------------
                                                                -------------------   ------------------


See accompanying notes.

                      Commonwealth Income & Growth Fund III

                         Statement of Partners' Capital

       From January 27, 1998 (commencement of operations) to June 30, 1998


                                          General      Limited
                                          Partner      Partner       General        Limited
                                           Units        Units        Partner        Partner         Total
                                       ------------ ------------  -------------  ------------   ------------
Initial contribution                         50            25      $   1,000      $      500     $    1,500
   Contributions                           --         101,574           --         2,031,480      2,031,480
   Offering costs                                                       --          (222,501)      (222,501)
   Net income                                                            269           5,765          6,034
   Distributions                                                        (269)        (26,593)       (26,862)
                                       ------------ ------------  -------------  ------------   ------------

Partners' capital - March 31, 1998           50       101,599          1,000       1,788,651      1,789,651
   Contributions                           --         916.627           --            18,333         18,333
   Offering costs                                                       --            (2,007)        (2,007)
   Net income                                                            442          24,460         24,902
   Distributions                                                        (442)        (43,718)       (44,160)
                                       ------------ ------------  -------------  ------------   ------------

Partners' capital - June 30, 1998            50       102,516          1,000       1,785,719      1,786,719
   Contributions                           --           1,561           --            31,214         31,214
   Offering costs                                                       --            (3,419)        (3,419)
   Net income (loss)                                                     471         (18,899)       (18,428)
   Distributions                                                        (471)        (46,605)       (47,076)
                                       ------------ ------------  -------------  ------------   ------------

Partners' capital - September 30, 1998       50       104,076      $   1,000      $1,748,010     $1,749,010
                                       ------------ ------------  -------------  ------------   ------------
                                       ------------ ------------  -------------  ------------   ------------


See accompanying notes.

                      Commonwealth Income & Growth Fund III

                             Statement of Cash Flows

    From January 27, 1998 (commencement of operations) to September 30, 1998



Operating activities
Net income                                                                                     $ 12,508
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                              167,091
     Other non-cash activities included in determination of net income                          (14,703)
     Changes in operating assets and liabilities:
        Lease income receivables                                                                (63,942)
        Other receivables and deposits                                                           (1,755)
        Accounts payable                                                                         24,811
        Accounts payable - Commonwealth Capital Corp.                                               500
       Unearned lease income                                                                     52,192
       Organization cost paid to the General Partner                                            (21,856)
                                                                                          ---------------
Net cash provided by operating activities                                                       154,846

Investing activities
Capital expenditures                                                                         (1,372,178)
Equipment acquisition fees paid to the General Partner                                          (70,452)
                                                                                          ---------------
   Net cash used in investing activities                                                     (1,442,630)

Financing activities
Partners' contributions                                                                       2,082,527
Offering costs                                                                                 (205,105)
Offering costs paid to the General Partner                                                      (22,822)
Distributions to partners                                                                      (118,098)
                                                                                          ---------------
   Net cash provided by financing activities                                                  1,736,502

                                                                                          ---------------
Cash and cash equivalents at September 30, 1998                                               $ 448,718
                                                                                          ---------------
                                                                                          ---------------



See accompanying notes.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

                               September 30, 1998



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

Net Income (Loss) per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Subsequent Event

On October 2, 1998, reinvestment subscriptions from investors totaling $1,314 were released by the escrow agent and accepted by the Partnership. The net proceeds to the Partnership available for investment in computer equipment after payment of offering expenses and the equipment acquisition fees were $1,112.

                      Commonwealth Income & Growth Fund III


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1998. On that date, subscribers for 76,284 Units were admitted as Limited Partners of the Partnership. Through September 30, 1998, subscribers owning an additional 27,792 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the nine months ended September 30, 1998, were from Partners' contributions of $2,083,000. The primary uses of cash for the nine months ended September 30, 1998, were for the payment of offering costs of $228,000, the payment of preferred distributions to partners of $118,000, the payment of acquisition fees of $70,000, and capital expenditures of $1,372,000 for the purchase of computer equipment.

Currently, Partners' contributions from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1998, the Partnership had approximately $449,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $119,000 for the year ending December 31, 1998 and $872,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment after the net proceeds of the Offering are fully invested in Equipment.

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

Results of Operations

For the quarter ended September 30, 1998, the Partnership recognized income of $129,000 and expenses of $147,000, resulting in the net loss of $18,000. For the quarter ended June 30, 1998, the Partnership recognized income of $77,000 and expenses of $52,000, resulting in net income of $25,000. For the quarter ended March 31, 1998, the Partnership recognized income of $12,000, and expenses of $6,000, resulting in net income of $6,000.

During the nine months ended September 30, 1998, the Partnership expended $1,372,000 and incurred a computer equipment payable of $28,000 to acquire seven leases, which generated approximately $186,000 in revenue.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The expense for the nine months ended September 30, 1998, was approximately $9,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expense for the nine months ended September 30, 1998, was approximately $18,000.

For the nine month period ended September 30, 1998, the Partnership generated cash flow from operating activities of $155,000, which includes net income of $13,000, and depreciation and amortization expenses of $167,000. Other noncash activities included in the determination of net income includes lease income paid to original lessors in lieu of cash payments for computer equipment of $15,000.

Part II:   OTHER INFORMATION

                      Commonwealth Income & Growth Fund III




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



                      COMMONWEALTH INCOME & GROWTH FUND III
                        BY: COMMONWEALTH INCOME & GROWTH
                           FUND, INC. General Partner




------------------                  By:
Date                                   -------------------------------
                                    George S. Sprinsteen
                                    President