Form 10-K/A
period 1997-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 1998-12-15
CIK 1038878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-K/A



(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number:   333-26933


                         COMMONWEALTH INCOME & GROWTH FUND III
               (Exact name of registrant as specified in its charter)


          Pennsylvania                                23-2895714
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              identification No.)



                           1160 West Swedesford Road
                          Berwyn, Pennsylvania  19312
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



                                                /s/ Ernst & Young LLP



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