Form 10-K
period 1998-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 1999-03-31
CIK 1038878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 PART I

ITEM 1:  BUSINESS

GENERAL

     Commonwealth Income and Growth Fund III (the "Partnership") was formed on April 17, 1997, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited
Partnership ("Units") to the public on July 25, 1997 (the "Offerings").   On
January 27, 1998, the Partnership received and accepted subscription proceeds of $1,526,000, which exceeded the minimum offering amount of $1,500,000 and the funds were released from escrow. As of February 23, 1999, subscribers for 110,063 Units ($2,201,259) had been admitted as Limited Partners of the Partnership.

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

     As of December 31 1998, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

     The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 1998, the Partnership has not entered into any such agreements.

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

     The Partnership acquires primarily IBM manufactured or IBM compatible equipment. The General Partner believes that dealing in IBM or IBM compatible equipment is particularly advantageous because of the large IBM customer base, policy of supporting users with software and maintenance services and the large amount of IBM and IBM compatible equipment in the marketplace.

     Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes that historically values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, including year 2000 issues discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

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

DIVERSIFICATION

     Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 1998, the Partnership has acquired a diversified Equipment portfolio which it has leased to 4 different companies located throughout the United States. Approximately 28% of the Equipment acquired by the Partnership consists of tape storage. Approximately 69% of the Equipment acquired by the Partnership consist of workstations, department servers and enterprise servers. Approximately 3% of the Equipment acquired by the Partnership consists of communication controllers. During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

     The Partnership intends to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid . As of December 31 1998, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

     The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 1998, all leases that have been entered into are "triple net leases".

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

     The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 1998, the Partnership has not entered into any such agreements.

BORROWING POLICIES

     The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned by the Partnership, or subject to Conditional Sales Contract (except that the partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment. The Partnership will incur only non-recourse debt which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 1998, the aggregate non recourse debt outstanding of $8,442 was less than 1% of the aggregate cost of Equipment owned.

     The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 1998, the Partnership has not exercised this option.

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

     Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 1998, no such agreements existed.

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

REFINANCING POLICIES

     Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 1998, the Partnership has not refinanced any of its debt.

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

COMPETITION

     The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable that those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services which the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

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

INVESTMENTS

     As of March 18, 1999, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:


                            EQUIPMENT          PURCHASE   LIST        MONTHLY  LEASE
LESSEE               MFG    DESCRIPTION        PRICE      PRICE       RENT     TERM

Lucent               SUN    (12) Workstations  139,596    239,340      3,857    32
Lucent               SUN    Server             445,714    739,350     12,120    32
Chase                SUN    Server             252,681    394,360      6,493    36
Cendant              SUN    Server             131,470    221,095      3,216    36
Cendant              SUN    Server upgrade      40,382     39,590       1425    31
Chase                STK    Timberline drive   407,908  1,134,830     12,346    24
Chrysler             IBM    Controller          19,496     24,200        731    24
Chrysler             IBM    Controller          18,392     24,200        731    24
Kaiser               IBM    (7) Workstations   373,747    513,741      9,952    36
Kaiser               IBM    (4) Workstations   187,398    271,949      4,983    36
International Paper  DEC    (2) Servers        140,857    184,372      4,042    32


   Because the Partnership's leases are on a "triple-net" basis, no permanent reserve for maintenance and repairs will be established from the Offering Proceeds. However, the General Partner, in its sole discretion, may retain a portion of the Cash Flow and Net Disposition Proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of Cash Flow and Net Disposition Proceeds that may be retained as reserves. Since no reserve will be established if available Cash Flow of the Partnership is insufficient to cover the Partnership's operating expenses and liabilities, it may be necessary for the Partnership to obtain funds by refinancing its Equipment or borrowing.

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

EMPLOYEES

     The Partnership has no employees and received administrative and other services from the General Partner which has 12 employees.

ITEM 2: PROPERTIES

          NOT APPLICABLE

ITEM 3: LEGAL PROCEEDINGS

          NOT APPLICABLE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY AND

        RELATED STOCKHOLDER MATTERS

     There is no public market for the Units nor is it anticipated that one will develop. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units. As of February 23, 1999, there were 135 holders of Units.

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

ALLOCATION  AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED
PARTNERS

     Cash distributions, if any, will be made quarterly on December 31, March 31, June 30, and September 30 of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Cumulative Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

     The Cumulative Return is calculated on the Limited Partners' Adjusted Capital Contributions for their Units. The Adjusted Capital Contributions will initially be equal to the amount paid by the Limited Partners for their Units. If distributions at any time exceed the Cumulative Return, the Adjusted Capital Contributions will be reduced by the excess, decreasing the base on which the Cumulative Return is calculated.

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

     Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 1998.


             Quarter Ended    1998
             -------------    --------
             March 31         $ 26,593
             June 30            43,719
             September 30       46,605
             December 31        47,843
                              --------
                              $164,760
                              --------
                              --------


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

ITEM 6: SELECTED FINANCIAL DATA

     The following table sets forth, in summary form, certain financial data for the Partnership for the period January 27, 1998 (commencement of operations) to December 31, 1998. This table is qualified in its entirely by the more detailed information and financial statement presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.


                                          Period Ended December 31, 1998
                                          ------------------------------
            Lease Income                             $306,249
            Net Income                                 18,250
            Cash Distributions                        166,451
            Net Income per Unit                           .16


            Cash Distribution per Unit        1.64

                                        December 31, 1998
                                        -----------------
            Total Assets                $1,860,336
            Notes Payable                    8,442


   Net income per unit is computed based upon net income allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   AND
RESULTS OF OPERATIONS

     The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1998.

     The Partnership's primary sources of capital for the period ended December 31, 1998, was from Partners' contributions of $2,142,000, and cash from operations of $272,000. The primary uses of cash for the period ended
December 31, 1998, was for capital expenditures for new equipment totaling $1,449,000, the payment of acquisition fees of $73,000, for the payment of preferred distributions to partners totaling $166,000, and for the payment of offering costs totaling $235,000.

     Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 1998 and 1997, the Partnership had approximately $506,000 and $2,000, respectively, invested in these money market accounts.

     The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. This particular industry has experienced a decrease in lease rates during this period due to an ongoing decrease in interest rates. As of December 31, 1998, the Partnership had future minimum rentals on noncancellable operating leases of $489,000 for the year ended 1999, and $433,000 thereafter. The Partnership intends to purchase additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

     The Partnership's cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to partners during the next 12 month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

1998 OPERATING RESULTS

     The Partnership commenced operation on January 27, 1998.

     For the period ended December 31, 1998, the Partnership recognized income of $344,000 and expenses of $326,000, resulting in net income of $18,000.

     During 1998 the Partnership expended approximately $1,449,000 in cash to acquire 8 leases which generated approximately $306,000 in revenue.

     Interest income of $38,000 for the period ended December 31, 1998, is a result of capital contributions temporarily being invested in money market accounts until being utilized for equipment purchases.

     Operating expenses, excluding depreciation, primarily consist of accounting, legal and outside service fees. An expense of $47,000 was recognized for the period ended December 31, 1998.

     The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The equipment management fee was $15,000 for the period ended December 31, 1998.

     For the period ended December 31, 1998, the Partnership generated cash flow from operating activities of $272,000, which includes net income of $18,000 reduced by depreciation and amortization expenses of $263,000.

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

     The Partnership does not have any computer programs or systems as all services required for the management of the Partnership are provided by the General Partner which receives fees and certain reimbursements for these services. Based on a recent assessment, the General Partner determined that it will be required to modify or replace portions of its software so that its computer systems will function property with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The General Partner expects that its modifications will be complete by the third quarter of 1999. The costs are not expected to exceed $15,000 and only a small percentage of these costs would be charged to the Partnership. As of December 31, 1998, the General Partner has not incurred any significant expenses.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long term debt.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Financial Statements

                              Commonwealth Income &
                                 Growth Fund III

      FOR THE PERIOD FROM JANUARY 27, 1998 (COMMENCEMENT OF OPERATIONS) TO
                                DECEMBER 31, 1998





                                    CONTENTS


Report of Independent Auditors...................................................... 16
Audited Financial Statements
Balance Sheets...................................................................... 17
Statements of Operations............................................................ 18
Statements of Partners' Capital..................................................... 19
Statements of Cash Flows............................................................ 20
Notes to Financial Statements....................................................... 21

                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund III

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund III as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the period from January 27, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III at December 31, 1998 and 1997, and the results of its operations and its cash flows for the period from January 27, 1998 (commencement of operations) to December 31, 1998, in conformity with generally accepted accounting principles.

                                               /s/ Ernst & Young LLP





Philadelphia, Pennsylvania
January 23, 1999
   except for Note 8 as to which
   the date is February 23, 1999

                              Commonwealth Income &
                                 Growth Fund III

                                 Balance Sheets



                                                                                     DECEMBER 31
                                                                               1998              1997
                                                                         -----------------   --------------
ASSETS
Cash and cash equivalents                                                  $      507,193    $       1,500
Lease income receivable                                                            65,729               --
Other receivables                                                                   1,912               --

Computer equipment, at cost                                                     1,453,742               --
Accumulated depreciation                                                         (238,240)              --
                                                                         -----------------   --------------
                                                                                1,215,502               --

Equipment acquisition costs, net of accumulated
    amortization of $20,779
                                                                                   51,748               --
Organization costs, net of accumulated amortization
    of $4,248                                                                      18,252               --
                                                                         -----------------   --------------
Total assets                                                               $    1,860,336    $       1,500
                                                                         -----------------   --------------
                                                                         -----------------   --------------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                           $       38,355    $          --
Accounts payable - General Partner                                                    349               --
Unearned lease income                                                              52,192               --
Note payable                                                                        8,442               --
                                                                         -----------------   --------------
Total liabilities                                                                  99,338               --

Partners' capital:
    General Partner                                                                 1,000            1,000
    Limited partners                                                            1,759,998              500
                                                                         -----------------   --------------
Total partners' capital                                                         1,760,998            1,500
                                                                         -----------------   --------------
Total liabilities and partners' capital                                    $    1,860,336    $       1,500
                                                                         -----------------   --------------
                                                                         -----------------   --------------


SEE ACCOMPANYING NOTES.

                              Commonwealth Income &
                                 Growth Fund III

                             Statement of Operations

                  January 27, 1998 (commencement of operations)
                              to December 31, 1998




Income:
    Lease                                                                                $       306,249
    Interest and other                                                                            37,797
                                                                                       ---------------------
                                                                                                 344,046
Expenses:
    Operating, excluding depreciation                                                             46,632
    Equipment management fee - General Partner                                                    15,313
    Depreciation                                                                                 238,240
    Amortization of organization and equipment acquisition costs                                  25,027
    Interest                                                                                         584
                                                                                       ---------------------
                                                                                                 325,796
                                                                                       ---------------------
                                                                                       ---------------------
Net income                                                                               $        18,250
                                                                                       ---------------------
                                                                                       ---------------------

Net income per equivalent limited partnership unit                                       $         .16
                                                                                       ---------------------
                                                                                       ---------------------
Weighted average number of equivalent limited partnership units outstanding during
    the period                                                                                   100,707
                                                                                       ---------------------
                                                                                       ---------------------


SEE ACCOMPANYING NOTES.

                              Commonwealth Income &
                                 Growth Fund III

                         Statement of Partners' Capital

     From January 27, 1998 (commencement of operations) to December 31, 1998




                                              GENERAL       LIMITED
                                              PARTNER        PARTNER         GENERAL         LIMITED
                                               UNITS          UNITS          PARTNER        PARTNERS          TOTAL
                                          -------------------------------------------------------------------------------
Initial contribution and balance at
   commencement of operations                        50              25    $      1,000    $        500    $      1,500
Contributions January 27, 1998 through
   December 31, 1998                                  -         107,117               -       2,142,340       2,142,340
Offering costs                                        -               -               -        (234,641)       (234,641)
Net income                                            -               -           1,691          16,559          18,250
Distributions                                         -               -          (1,691)       (164,760)       (166,451)
                                          -------------------------------------------------------------------------------
Partners' capital, December 31, 1998                 50         107,142    $      1,000    $  1,759,998    $  1,760,998
                                          -------------------------------------------------------------------------------
                                          -------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                              Commonwealth Income &
                                 Growth Fund III

                             Statement of Cash Flows

     From January 27, 1998 (commencement of operations) to December 31, 1998

OPERATING ACTIVITIES
Net income                                                                              $         18,250
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization                                                             263,267
       Other noncash activities included in determination of
          net income                                                                             (10,454)
       Changes in operating assets and liabilities:
          Lease income receivable                                                                (65,729)
          Other receivables                                                                       (1,912)
          Accounts payable                                                                        38,355
          Accounts payable - General Partner                                                         349
          Unearned lease income                                                                   52,192
          Organization costs paid to the General Partner                                         (22,500)
                                                                                       ---------------------
Net cash provided by operating activities                                                        271,818

INVESTING ACTIVITIES
Capital expenditures                                                                          (1,448,552)
Equipment acquisition fees paid to the General Partner                                           (72,527)
                                                                                       ---------------------
Net cash used in investing activities                                                         (1,521,079)

FINANCING ACTIVITIES
Partners contributions                                                                         2,142,340
Proceeds from note payable                                                                        13,706
Offering costs paid to affiliate                                                                (192,856)
Offering costs paid to the General Partner                                                       (41,785)
Distributions to partners                                                                       (166,451)
                                                                                       ---------------------
Net cash provided by financing activities                                                      1,754,954
                                                                                       ---------------------

Net increase in cash and cash equivalents                                                        505,693
Cash and cash equivalents at beginning of period                                                   1,500
                                                                                       ---------------------
                                                                                       ---------------------
Cash and cash equivalents at end of period                                              $        507,193
                                                                                       ---------------------
                                                                                       ---------------------


SEE ACCOMPANYING NOTES.

                              Commonwealth Income &
                                 Growth Fund III

                          Notes to Financial Statements

                                December 31, 1998


1. THE PARTNERSHIP

Commonwealth Income & Growth Fund III (the "Partnership") is a limited partnership. The Partnership is currently offering for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the "Offering") and expect to issue such units on a monthly basis. The Offering will terminate at the close of business on July 25, 1999 unless sooner terminated by the General Partner or extended. The Partnership will use proceeds of the Offering to acquire, own, lease, and sell various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's general partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of Commonwealth Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to have sold or otherwise disposed of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2009.

Allocations of income and distributions of cash are based on Commonwealth Income & Growth Fund III, Limited Partnership Agreement (the "Agreement"). The various allocations prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. For a limited partner's unit outstanding from the Offering's first close on January 27, 1998, distributions during 1998 reflected a return of capital in the amount of approximately $1.36 per limited partnership unit. (For a limited partner's unit acquired subsequent to the Offering's first close, the return of capital would be less.) Annual cash distributions to limited partners in subsequent years will be made at a rate of 10% (Preferred Distribution) of their original contributed capital. In 1998, all Preferred Distributions were made in accordance with the Agreement. In the event the Partnership is unable to distribute sufficient cash to meet the intended preferred distribution, such amounts will be deferred with no interest until sufficient cash flow is available, as determined by the General Partner or until the liquidation of the Partnership. The Partnership may also reduce distributions to its partners if it deems necessary. Further, ongoing acquisition fees, equipment management fees, and financing fees payable to the General Partner (Note 4) will also be deferred until payment of any unpaid Preferred Distribution.

                              Commonwealth Income &
                                 Growth Fund III

                    Notes to Financial Statements (continued)



2. ACCOUNTING POLICIES

REVENUE RECOGNITION

Through December 31, 1998, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets, when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. There were no adjustments needed during 1998.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of 4 years. Other assets, consisting of organization costs and other deferred expenses, are amortized on a straight-line basis over 2 to 5 year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

INCOME TAXES

The Partnership is not subject to federal income taxes; instead, any taxable income (loss) is passed through to the partners and included on their respective income tax returns.

Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease income.

OFFERING COSTS

Offering costs are payment for selling commissions of 7% and dealer manager fees of 2% of the partners' contributed capital, professional fees and other offering expenses relating to the syndication. These costs are deducted from partnership capital in the accompanying financial statements.

NET INCOME PER EQUIVALENT LIMITED PARTNERSHIP UNIT

The net income per equivalent limited partnership unit is computed based upon net income allocated to the limited partners and the weighted average number of equivalent limited partnership units outstanding during the period.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," was issued which requires that the costs associated with such activities be expensed as incurred. SOP 98-5 is required to be adopted in the first quarter of 1999 and will result in the write-off of $18,000 of unamortized organization costs.

3. COMPUTER EQUIPMENT

The Partnership is the lessor of equipment under operating leases with periods ranging from 24 to 36 months. In general, associated costs such as repairs and maintenance, insurance, and property taxes are paid by the lessee.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 1998:

      1999                                        $      489,458
      2000                                               383,677
      2001                                                48,527
                                              ---------------------
                                                  $      921,662
                                              ---------------------
                                              ---------------------

Lease income from two lessees, each exceeding 10% of total lease income, aggregated 88% of lease income for the year ended December 31, 1998.

4. RELATED PARTY TRANSACTIONS

ORGANIZATIONAL FEE

The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 1998, such organizational fees of approximately $64,000 were paid to the General Partner.

SELLING COMMISSION AND DEALER MANAGER FEES

The Partnership will pay to Commonwealth Capital Securities Corp., (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager fees, after the required $1,500,000 minimum subscription amount has been sold. During 1998, selling commissions and dealer manager fees of approximately $193,000 were paid to CCSC.

REIMBURSEMENT OF EXPENSES

The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies, or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 1998, $7,500 of expenses were reimbursed to the General Partner.

EQUIPMENT ACQUISITION FEE

The General Partner is entitled to be paid an equipment Acquisition Fee of 4% of the Purchase Price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease thereof or sale under a conditional sales contract. The fee is paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds of the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 1998, equipment acquisition fees of approximately $73,000 were paid to the General Partner.

DEBT PLACEMENT FEE

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its Affiliates. During 1998, no debt placement fees were paid to the General Partner.

EQUIPMENT MANAGEMENT FEE

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the Gross Lease Revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 1998, equipment management fees of approximately $15,000 respectively, were paid to the General Partner, as determined pursuant to section (ii) above.

EQUIPMENT LIQUIDATION FEE

With respect to each item of equipment sold by the General Partner (other than in connection with a Conditional Sales Contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the Limited Partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in l998.

5. NOTE PAYABLE

Note payable consists of an installment note payable to a bank; with an outstanding balance of $8,442 which bears interest at 7.2%; due in monthly installments of $685 including interest through December 1999.

This note is secured by specific computer equipment and is a nonrecourse liability of the Partnership.

The fair market value of debt approximates its carrying value at December 31, 1998.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Other noncash activities included in determination of net income are as follows:

Lease income, net of interest expense on
    notes payable realized as a result of direct
    payment of principal by lessee to bank                                                   $     5,264
Lease income paid to original lessor in lieu
    of cash payment for computer equipment
    acquired                                                                                       5,190
                                                                                          -----------------
Total adjustment to net income from other
    noncash activities                                                                       $    10,454
                                                                                          -----------------
                                                                                          -----------------

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

7. RECONCILIATION OF NET INCOME REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE INCOME ON THE FEDERAL PARTNERSHIP RETURN

                                                                                                1998
                                                                                          -----------------

Net income for financial reporting purposes                                                  $    18,250
    Adjustments:
       Depreciation                                                                               92,865
       Amortization                                                                               14,709
       Unearned lease income                                                                      21,345
       Other                                                                                      13,502
                                                                                          -----------------
Taxable income on the Federal Partnership Return                                             $   160,671
                                                                                          -----------------
                                                                                          -----------------

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                 Balance Sheets

                               February 28, 1998




                                    CONTENTS

Report of Independent Auditors................................................. F-20

Balance Sheet.................................................................. F-21
Notes to Balance Sheet......................................................... F-22

                         Report of Independent Auditors

To the Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund, Inc. (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1998 and 1997. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. at February 28, 1998 and 1997, in conformity with generally accepted accounting principles.


                                                /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
April 3, 1998

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                 Balance Sheet

                               February 28, 1998


ASSETS
Cash                                                                 $              500
Accounts receivable from Income Funds and
    Commonwealth Capital Corp.                                                        -
Investment in Partnerships                                                        3,000
                                                                     ------------------
                                                                     ------------------
                                                                     $            3,500
                                                                     ------------------
                                                                     ------------------
LIABILITIES
Accounts payable to Income Funds and
    Commonwealth Capital Corp.                                       $            2,400


STOCKHOLDERS' EQUITY
Common stock at $1 stated value:
    Authorized shares--1,000
    Issued and outstanding shares--100                                              100
Additional paid-in capital                                                    1,001,000
                                                                     ------------------
                                                                              1,001,100
Less: note receivable                                                        (1,000,000)
                                                                     ------------------
                                                                                  1,100
                                                                     ------------------
                                                                     ------------------
                                                                     $            3,500
                                                                     ------------------
                                                                     ------------------



SEE ACCOMPANYING NOTES.

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                             Notes to Balance Sheet

                                February 28, 1998

1. THE COMPANY

Commonwealth Income & Growth Fund, Inc. (the "Company") is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which in turn is a wholly-owned subsidiary of Commonwealth Capital Corp. ("CCC"). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, a Pennsylvania limited partnership, the sole General Partner of Commonwealth Income & Growth Fund II, a Pennsylvania limited partnership, and the sole General Partner of Commonwealth Income & Growth Fund III, a Pennsylvania limited partnership. The three limited partnerships described above are collectively referred to herein as the "Partnerships."

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

2. INVESTMENT IN PARTNERSHIPS

The Company contributed $3,000 in cash to the Partnerships for its general partner interest. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 Units.

3. RELATED PARTY TRANSACTIONS

The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets.

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                            As of February 28, 1998






                                    CONTENTS


Report of Independent
Auditors............................................................................ F-9

Consolidated Balance Sheet.......................................................... F-10
Notes to Consolidated Balance Sheet................................................. F-13

                         Report of Independent Auditors

The Stockholder
Commonwealth Capital Corp.

We have audited the accompanying consolidated balance sheets of Commonwealth Capital Corp. as of February 28, 1998 and 1997, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. at February 28, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                              /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
April 3, 1998

                           Commonwealth Capital Corp.

                           Consolidated Balance Sheet

                               Februay 28, 1998


                                                                          FEBRUARY 28
                                                                             1998
                                                                       ----------------

ASSETS
Cash and cash equivalents                                              $        143,089
Receivables from Income Funds                                                   190,749
Advances to Income Funds                                                        232,000
Other receivables                                                               114,607
Income taxes receivable                                                          50,000
Minimum lease payments receivable, net of
    unearned interest income of $2,480,187 in 1998
    and $4,316,972 in 1997                                                    5,785,000
Deferred tax asset                                                                    -
Investment in Income Funds                                                       15,200
Other assets                                                                     11,731
Office furniture and equipment, net of
    accumulated depreciation of $97,926
    in 1998 and $84,668 in 1997                                                  19,926
Deferred offering costs                                                         223,670
                                                                                -------
Total assets                                                           $      6,785,972
                                                                       ----------------
                                                                       ----------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                                  $        252,987
Due to Income Funds                                                              46,113
Nonrecourse obligations                                                       5,785,000
                                                                              ---------
Total liabilities                                                             6,084,100

Stockholder's equity:
    Common stock, $1 par value:
       Authorized shares - 1,000
       Issued and outstanding shares - 10                                            10
    Retained earnings                                                           701,862
                                                                                -------
Total stockholder's equity                                                      701,872
                                                                                -------
Total liabilities and stockholder's equity                             $      6,785,972
                                                                       ----------------
                                                                       ----------------



SEE ACCOMPANYING NOTES.

                           Commonwealth Capital Corp.

                      Notes to Consolidated Balance Sheet

                               February 28, 1998

1. BUSINESS

Commonwealth Capital Corp. (the Company), through its subsidiary, Commonwealth of Delaware, Inc. (CDI), is primarily engaged in leasing various types of computer peripheral equipment and other similar equipment, which are leased primarily to U.S. corporations and institutions. Certain subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds"), which were organized to acquire, own, and act as lessor with respect to certain computer equipment. As of February 28, 1998, the subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income and Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF), and Commonwealth Capital Delaware Trustee, Inc.

2. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, CDI, and its wholly owned subsidiaries (Note 1). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. The balance sheets are presented on an unclassified basis in accordance with leasing industry practice.

                           Commonwealth Capital Corp.

2. ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1998 and 1997, cash equivalents were invested in a money market fund investing directly in treasury obligations.

OFFICE FURNITURE AND EQUIPMENT

Office furniture and equipment are carried at cost and are depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using accelerated methods.

                           Commonwealth Capital Corp.

2. ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN INCOME FUNDS

The Company accounts for its 1% interests in the Income Funds by the equity method. In 1998, certain Income Funds had liabilities in excess of their assets. As the Company, which serves the General Partner, is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income Funds of $46,113 at February 28, 1998. Financial information of the Income Funds as of December 31, 1997 and 1996, is as follows:


Total assets                                  $     29,851,000
Nonrecourse debt                                    10,903,000
Other liabilities                                    2,281,000
Partners' capital                                   16,667,000
Net income (loss)                                      280,000

The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 28, 1998 and 1997 and have been eliminated in the consolidation of the accompanying financial statements.

The compensation to the Company from the Income Funds includes: (1) Equipment Acquisition Fees (4% of the purchase price of all equipment purchased by the Income Funds); (2) Debt Placement Fees (1% of financed equipment by the Income Funds); (3) Sales Fees Expense (3% of gross proceeds of sold equipment by the Income Funds); and (4) Equipment Management Fees (5% of the gross operating lease revenues of the Income Funds). The Company earned approximately $1,352,000 and $1,509,000 in fees for managing the Income Funds during the years ended February 28, 1998 and 1997, respectively.

Fees from two Income Funds for the years ended February 28, 1998 and 1997, each exceeding 10% of total fee income for the year, aggregated 66% and 60%, respectively.

                           Commonwealth Capital Corp.

3. LEASE COMMITMENTS

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1998 and 1997 under the leases and certificates of participation are approximately $5,785,000 and $9,045,000, respectively. These amounts are included in minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheets. Of these amounts, $4,530,000 and $7,690,000, respectively, are secured by mortgage insurance policies maintained by the lessee. The certificates mature from 1998 to 2011. The Company recognized interest income and interest expense in connection with the lease purchase transactions of $505,645 and $616,353 for fiscal years ended February 28, 1998 and 1997, respectively.

Future minimum lease payments to be received as of February 28, 1998 are as follows:

1999                                                    $       920,374
2000                                                            903,828
2001                                                            906,935
2002                                                            683,324
2003                                                            684,490
Thereafter                                                    4,166,236
                                                              ---------
                                                              8,265,187
Less amount representing interest                             2,480,187
                                                              ---------
                                                              ---------
Total                                                   $     5,785,000
                                                        ---------------
                                                        ---------------


The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in 1999 through 2001. Rent expense for the years ended February 28, 1998 and 1997 was approximately $183,000 and $181,000, respectively. Future minimum lease payments under noncancelable operating leases at February 28, 1998 are $150,000 in 1999; $11,000 in 2000; and $4,000 in 2001.

4. PROFIT-SHARING PLAN

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. There was no profit-sharing contribution for the years ended February 28, 1998 and 1997.

                           Commonwealth Capital Corp.

5. INCOME TAXES

The Company files a consolidated federal income tax return with CDI and its subsidiaries.

The Company has a net deferred tax asset of $237,000 and $307,000 at February 28, 1998 and 1997, respectively, arising primarily from investment tax credits and net operating loss carryforwards. The deferred tax asset is net of deferred tax liabilities associated with ownership of general partnership interests in the various operating Income Funds of $53,000 and $78,000 at February 28, 1998 and 1997, respectively. The Company has recorded a valuation allowance of approximately $237,000 and $185,000 at February 28, 1998 and 1997, respectively, because the Company concluded the future realization of the assets could not be reasonably assured based on current and expected operating results.

The Company has investment tax credit carryforwards of $129,000 at February 28, 1998 which expire in 1999 through 2001. The Company has federal net operating loss carryforwards of $40,000 which expire in 2013. The Company also has state net operating loss carryforwards of $1,512,000 which expire in 1999 through 2001.

The current income tax benefit recorded for the year ended February 28, 1998 reflects the carryback of the 1998 net operating loss to prior year tax returns.

The income tax provision is comprised of the following:

                                                   1998               1997
                                               ------------------------------
Cu                                             $   (50,000)       $     8,300
Deferr                                             122,000             10,000
                                               -----------        -----------
                                               $    72,000        $    18,300
                                               -----------        -----------
                                               -----------        -----------


6. RELATED PARTY TRANSACTIONS

For the years ended February 28, 1998 and 1997, certain of the General Partner Subsidiaries agreed to waive or forgive the related Income Funds' obligations to pay certain equipment management, acquisition, and financing fees in the amount of $61,000 and $157,000, respectively. Accordingly, fee income from Income Funds is reflected net of these amounts.

                           Commonwealth Capital Corp.

6. RELATED PARTY TRANSACTIONS (CONTINUED)

During 1998 and 1997, the Company made $697,000 and $373,388, respectively, in cash advances to certain Income Funds to fund cash distributions to limited partners. During 1998 and 1997, the Company determined that approximately $176,000 and $279,000, respectively, of these advances were uncollectible and such amounts were written off. The remaining advances of $232,000 are due on demand. During 1998, the Company determined that $12,750 in receivables from certain Income Funds were uncollectible and such amounts were written off.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Other noncash activities associated with lease transactions:

                                                                             1998               1997
                                                                       -----------------------------------
Reduction of minimum lease receivable and repayment
    of nonrecourse obligation associated with direct
    payment made by lessee to bank                                     $      3,260,000   $        730,605
                                                                       ----------------   ----------------
                                                                       ----------------   ----------------


8. LEGAL SETTLEMENT

The Company was a plaintiff in a lawsuit against a company that provided office space and administrative support services in prior years. In fiscal 1998, the Company was awarded a $50,000 judgment against this company which has been included in other income. The entire balance is included in other receivables at February 28, 1998.

In 1997, the Company settled a dispute over contract terms with a former lessee, whereby the lessee agreed to pay $190,000 for release of all future liability. The settlement was included in other income for the year ended February 28, 1997.

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

     The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:


NAME                    TITLE
------                  -----
George S. Springsteen   Chairman of the Board of Directors and President of the General Partner and
                        Com Cap Corp.

Kimberly A. MacDougall  Executive Vice President, Chief Operating Officer and Secretary of the General
                        Partner and Com Cap Corp.

Kathleen S. Enscoe      Vice President and Controller of the General Partner and Com Cap Corp.

Magdalia Cruz           Assistant Vice President of Com Cap Corp.

Henry J. Abbott         Vice President and Portfolio Manager of Com Cap Corp.


     George S. Springsteen, age 64, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

     Kimberly A. MacDougall, age 39, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

      Kathleen S. Enscoe, age 33, is Vice President and Controller of Com Cap Corp. and certain of its subsidiaries where she has been employed since 1992. Ms. Enscoe is an active member of the Equipment Leasing Association. From 1988 to 1992, Ms. Enscoe was employed as a staff accountant in the financial reporting department of WWF Paper Corporation. Ms. Enscoe received a B.S.B.A. degree in 1988 from Geneva College with dual majors in accounting and business administration.

      Magdalia Cruz, age 30, is Assistant Vice President of Com Cap Corp. and Vice President of Commonwealth Capital Securities Corp. Ms. Cruz has been employed by Com Cap Corp. since 1993. From 1990 to 1993, Ms. Cruz was employed as Marketing Coordinator for Shaffer DeSouza Brown. Prior to that, as a Computer Equipment Analyst for the Defense Industrial Supply Center, a government agency based in Philadelphia. She is completing her studies for a B.S. in Business Management and Marketing at Chestnut Hill College. Ms. Cruz is a member of the Equipment Leasing Association, Investment Partnership Association, and holds her Series 22, 63 and 39 NASD licenses.

      Henry J. Abbott, age 48, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining Com Cap Corp. Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

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




                                                          Amount
 Entity Receiving                                        Incurred
   Compensation            Type of Compensation         During 1997
------------------ ------------------------------------ ------------

                         OFFERING AND ORGANIZATION STAGE

Commonwealth        Underwriting Commissions. The         $192,856
Capital Securities  Partnership will pay to the Dealer
Corp.               Manager an aggregate amount of up
                    to nine percent of Capital
                    Contributions as Underwriting
                    Commissions after and only if the
                    required $1,500,000 Minimum
                    Subscription Amount is sold. The
                    Dealer Manager will pay other
                    broker-dealers ("Participating
                    Brokers") out of Underwriting
                    Commissions a selling commission
                    of up to eight percent of the
                    Capital Contributions from Units
                    sold by such Participating Brokers.
                    The amount of the Underwriting
                    Commissions will be determined
                    based upon the quantity of Units
                    sold to a single investor.



The General         Organizational Fee. An Organization    $ 64,285
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





                                                          Amount
 Entity Receiving                                        Incurred
   Compensation            Type of Compensation         During 1998
------------------ ------------------------------------ ------------

                   OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General         Reimbursement of Expenses. The        $7,500
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




                                                          Amount
 Entity Receiving                                        Incurred
   Compensation            Type of Compensation         During 1998
------------------ ------------------------------------ ------------
The General         Equipment Acquisition Fee. An         $73,000
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





                                                          Amount
 Entity Receiving                                        Incurred
   Compensation            Type of Compensation         During 1998
------------------ ------------------------------------ ------------
The General         Debt Placement Fee. As compensation   $0
Partner             for arranging Term Debt to finance
                    the acquisition of Equipment by the
                    Partnership, a fee equal to one
                    percent of such indebtedness;
                    provided, however, that such fee
                    shall be reduced to the extent the
                    Partnership incurs such fees to
                    third parties, unaffiliated with
                    the General Partner or the lender,
                    with respect to such indebtedness
                    and no such fee will be paid with
                    respect to borrowings from the
                    General Partner or its Affiliates.
                    The estimated amounts set forth in
                    this table assume the expected
                    maximum allowable leverage
                    ($535,135 if the minimum number of
                    Units are sold and $5,371,620 if
                    the maximum number of Units are
                    sold), but exclude such fees earned
                    on refinancings or debt incurred
                    with respect to Equipment purchased
                    with Retained Proceeds and
                    borrowings.

The General         Equipment Management Fee. A monthly   $15,313
Partner             fee equal to the lesser of (i) the
                    fees which would be charged by an
                    independent third party for similar
                    services for similar equipment or
                    (ii) the sum of (a) two percent of
                    (1) the Gross Lease Revenues
                    attributable to Equipment which is
                    subject to Full Payout Net Leases
                    which contain net lease provisions
                    plus (2) the purchase price paid on
                    Conditional Sales Contracts as
                    received by the Partnership and (b)
                    five percent of the Gross Lease
                    Revenues attributable to Equipment
                    which is subject to Operating
                    Leases.





                                                          Amount
 Entity Receiving                                        Incurred
   Compensation            Type of Compensation         During 1998
------------------ ------------------------------------ ------------
The General         Equipment Liquidation Fee. With     $0
Partner             respect to each item of Equipment
                    sold by the General Partner (other
                    than in connection with a
                    Conditional Sales Contract), a fee
                    equal to the lesser of (i) 50% of
                    the Competitive Equipment Sale
                    Commission or (ii) three percent of
                    the sales price of such Equipment.
                    The payment of such fee is
                    subordinated to the receipt by the
                    Limited Partners of (i) a return of
                    their Capital Contributions and a
                    10% per annum cumulative return,
                    compounded daily, on Adjusted
                    Capital Contributions ("Cumulative
                    Return") and (ii) the Net
                    Disposition Proceeds from such sale
                    in accordance with the Partnership
                    Agreement. Such fee will be reduced
                    to the extent any liquidation or
                    resale fees are paid to
                    unaffiliated parties.


                             INTEREST IN THE PARTNERSHIP

The General         Partnership Interest. The General   $1,691
Partner             Partner will have a present and
                    continuing one percent interest in
                    the Partnership's items of income,
                    gain, loss, deduction, credit, and
                    tax preference. In addition, the
                    General Partner will receive one
                    percent of Cash Available for
                    Distribution until the Limited
                    Partners have received
                    distributions of Cash Available for
                    Distribution equal to their Capital
                    Contributions plus the 10%
                    Cumulative Return and thereafter,
                    the General Partner will receive
                    10% of Cash Available for
                    Distribution. See "Risk Factors -
                    Dilution."

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

     In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partnership than that which the General Partner or such Affiliates are paying. The Partnership does not loan money to any Person including the General Partner or its Affiliates except to the extent that a Conditional Sales Contract constitutes a loan.

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

     The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

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

     "Acquisition Fee" means the total of all fees and commissions paid by any party in connection with the initial purchase of Equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the Equipment Acquisition Fee, any commission, selection fee, construction supervision fee, finance fee, non-recurring management fee of a similar nature, however designated.

     "Adjusted Capital Contributions" means Capital Contributions of the Limited Partners reduced to not less than zero by any cash distribution received by the Limited Partners pursuant to Sections 4/2 or 8/1, to the extent such distributions exceed any unpaid Cumulative Return as of the date such distributions were made.

     "Affiliate" means, when used with reference to a specified Person, (I) any Person that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified Person, or any Person which the specified Person is an executive officer of partner or with respect to which the specified Person serves in a similar capacity, (iii) any Person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such Person is an officer, director or partner, any entity for which such Person acts in such capacity.

     "Capital Account" means the separate account established for each Partner pursuant to Section 4/.1.

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

     "Cumulative Return" means an amount equal to a return at a rate of 10% per annum, compounded daily, on the Adjusted Capital Contribution for all outstanding Units, which amount shall begin accruing at the end of the calendar quarter in which such Units are sold by the Partnership.

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

     "Full Payout Net Lease" means an initial Net Lease of the Equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancellable fixed term (not including any renewal or extension period) of the lease or other contract for the use of the Equipment are at least sufficient to recover the Purchase Price of the Equipment.

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

     "Initial Closing " means January 27, 1998.

     "IRA" means an Individual Retirement Account as described in Section 408 of the Code.

     "Limited Partner" means a Person who acquires Units and who is admitted to the Partnership as a limited partner in accordance with the terms of this Agreement.

     "Majority in Interest" means, with respect to the Partnership, Limited Partners holding more than 40% of the outstanding Units held by all Limited Partners at the Record Date for any vote or consent of the Limited Partners.

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

     "Net Lease" means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance, taxes and insuring of the Equipment, so that the non-cancelable rental payments under the lease are absolutely net to the lessor.

     "Net Profits" or "Net Losses" shall be computed in accordance with
Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period or subsequent to an interim closing of the Partnership's books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income of shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code
Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations Section 1.704-1(b) (2) (iv) (I) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of this Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation
Section 1.704-1 (b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1 (b) (2) (iv) (g). The terms "Net Profit" or "Net Losses" shall include the Partnership's distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

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

 PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

        Commonwealth Income & Growth Fund III

         Report of Independent Auditors

          Balance Sheets as of December 31, 1998 and 1997

          Statement of Operations for the period January 27, 1998
          (commencement of operations) to December 31, 1998

          Statement of Partners' Capital for the period January 27, 1998 (commencement of operations) to December 31, 1998

          Statement of Cash Flows for the period January 27, 1998
          (commencement of operations) to December 31, 1998

          Notes to Financial Statements

        Commonwealth Income & Growth Fund, Inc.

         Report of Independent Auditors

         Balance sheet as of February 28, 1998

         Notes to Balance Sheet

        Commonwealth Capital Corp.

         Report of Independent Auditors

         Consolidated Balance Sheet as of February 28, 1998

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

                                          COMMONWEALTH INCOME & GROWTH FUND III

                                         By: COMMONWEALTH INCOME & GROWTH
                                             FUND, INC., General Partner

                                         By: /s/ George S. Springsteen
                                             George S. Springsteen, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

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