Form 10-K/A
period 1998-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 1999-04-28
CIK 1038878

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
                                                                                          -----------------
                                                                                          -----------------

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)



                                  Balance Sheet



                                February 28, 1998






                                    CONTENTS




Report of Independent Auditors.................................................1

Balance Sheet..................................................................2
Notes to Balance Sheet.........................................................3


                         Report of Independent Auditors



To the Stockholder
Commonwealth Income & Growth Fund, Inc.



We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund, Inc. (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1998. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.



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



In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. at February 28, 1998, in conformity with generally accepted accounting principles.




                                                      /s/ Ernst & Young LLP



Philadelphia, Pennsylvania
April 3, 1998

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)



                                  Balance Sheet

                                February 28, 1998




ASSETS
Cash                                                         $           500
Investment in Partnerships                                             3,000
                                                             ---------------
                                                             $         3,500
                                                             ---------------
                                                             ---------------
LIABILITIES
Accounts payable to Income Funds and
    Commonwealth Capital Corp.                               $         2,400


STOCKHOLDERS' EQUITY Common stock at $1 stated value:
    Authorized shares--1,000
    Issued and outstanding shares--100                                   100
Additional paid-in capital                                         1,001,000
                                                             ---------------
                                                                   1,001,100
Less: note receivable                                             (1,000,000)
                                                             ---------------
                                                                       1,100
                                                             ---------------
                                                             $         3,500
                                                             ---------------
                                                             ---------------






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

                           Commonwealth Capital Corp.



                           Consolidated Balance Sheet



                                February 28, 1998








                                    CONTENTS





Report of Independent Auditors................................................1

Consolidated Balance Sheet....................................................2
Notes to Consolidated Balance Sheet...........................................3


                         Report of Independent Auditors



The Stockholder
Commonwealth Capital Corp.



We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. as of February 28, 1998. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.



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



In our opinion, the balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. at February 28, 1998 in conformity with generally accepted accounting principles.




                                                      /s/ Ernst & Young LLP



Philadelphia, Pennsylvania
April 3, 1998

                           Commonwealth Capital Corp.



                           Consolidated Balance Sheet



                                February 28, 1998




ASSETS
Cash and cash equivalents                                 $          143,089
Receivables from Income Funds                                        190,749
Advances to Income Funds                                             232,000
Other receivables                                                    114,607
Income taxes receivable                                               50,000
Minimum lease payments receivable, net of
    unearned interest income of $2,480,187                         5,785,000
Investment in Income Funds                                            15,200
Other assets                                                          11,731
Office furniture and equipment, net of
    accumulated depreciation of $97,926                               19,926
Deferred offering costs                                              223,670
                                                          ------------------
Total assets                                              $        6,785,972
                                                          ------------------
                                                          ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                     $          252,987
Due to Income Funds                                                   46,113
Nonrecourse obligations                                            5,785,000
                                                          ------------------
Total liabilities                                                  6,084,100

Stockholder's equity:
    Common stock, $1 par value:
       Authorized shares - 1,000
       Issued and outstanding shares - 10                                 10
    Retained earnings                                                701,862
                                                          ------------------
Total stockholder's equity                                           701,872
                                                          ------------------
Total liabilities and stockholder's equity                $        6,785,972
                                                          ------------------
                                                          ------------------






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



All of the Company's fee income is derived from the Income Funds within the leasing industry. Commission income is derived from Commonwealth Capital Securities Corp. which sells units of its affiliated partnerships through broker dealer firms to their respective customers throughout the United States.



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

                           Commonwealth Capital Corp.



                 Notes to Consolidated Balance Sheet (continued)




2. ACCOUNTING POLICIES (CONTINUED)



USE OF ESTIMATES



The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.



CASH AND CASH EQUIVALENTS



The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1998, cash equivalents were invested in a money market fund investing directly in treasury obligations.



OFFICE FURNITURE AND EQUIPMENT



Office furniture and equipment are carried at cost and are depreciated over the estimated useful lives of the related assets ranging from 5 to 7 years using accelerated methods.



INVESTMENT IN INCOME FUNDS



The Company accounts for its 1% interests in the Income Funds by the equity method. In 1998, certain Income Funds had liabilities in excess of their assets. As the Company, which serves the General Partner, is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income Funds of $46,113 at February 28, 1998. Financial information of the Income Funds as of December 31, 1997, is as follows:




Total assets                                  $     29,851,000
Nonrecourse debt                                    10,903,000
Other liabilities                                    2,281,000
Partners' capital                                   16,667,000
Net income (loss)                                      280,000


                           Commonwealth Capital Corp.



                 Notes to Consolidated Balance Sheet (continued)




2. ACCOUNTING POLICIES (CONTINUED)



The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries and, accordingly, holds noninterest-bearing demand notes of approximately $4,166,000 at February 28, 1998. Such notes have been eliminated in the consolidation of the accompanying balance sheet.



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



Fees from two Income Funds for the year ended February 28, 1998, each exceeding 10% of total fee income for the year, aggregated 66%.



3. LEASE COMMITMENTS



GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1998 under the leases and certificates of participation are approximately $5,785,000. These amounts are included in minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. Of these amounts, $4,530,000 are secured by mortgage insurance policies maintained by the lessee. The certificates mature from 1998 to 2011.

                           Commonwealth Capital Corp.



                 Notes to Consolidated Balance Sheet (continued)




3. LEASE COMMITMENTS (CONTINUED)



Future minimum lease payments to be received as of February 28, 1998 are as follows:




1999                                                    $       920,374
2000                                                            903,828
2001                                                            906,935
2002                                                            683,324
2003                                                            684,490
Thereafter                                                    4,166,236
                                                        ---------------
                                                              8,265,187
Less amount representing interest                             2,480,187
                                                        ---------------
Total                                                   $     5,785,000
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



4. PROFIT-SHARING PLAN



The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. It is the Company's policy to fund profit-sharing costs as accrued. There was no profit-sharing contribution for the year ended February 28, 1998.



5. INCOME TAXES



The Company files a consolidated federal income tax return with CDI and its subsidiaries.



The Company has a net deferred tax asset of $237,000 at February 28, 1998, arising primarily from investment tax credits and net operating loss carryforwards. The deferred tax asset is net of deferred tax liabilities associated with ownership of general partnership interests in the various operating Income Funds of $53,000 at February 28, 1998. The Company has recorded a valuation allowance of approximately $237,000 because the Company concluded the future realization of the assets could not be reasonably assured based on current and expected operating results.

                           Commonwealth Capital Corp.



                 Notes to Consolidated Balance Sheet (continued)




5. INCOME TAXES (CONTINUED)



The Company has investment tax credit carryforwards of $129,000 at February 28, 1998 which expire in 1999 through 2001. The Company has federal net operating loss carryforwards of $1,512,000, which expire in 1999 through 2001.



6. RELATED PARTY TRANSACTIONS



During 1998, the Company made $697,000, in cash advances to certain Income Funds to fund cash distributions to limited partners. The Company determined that approximately $176,000 of these advances were uncollectible and such amounts were written off. The remaining advances of $232,000 are due on demand.



During 1998, the Company determined that $12,750 in receivables from certain Income Funds were uncollectible and such amounts were written off.



7. LEGAL SETTLEMENT



In fiscal 1998, the Company was a plaintiff in a lawsuit against a company that provided office space and administrative support services in prior years. In fiscal 1998, the Company was awarded a $50,000 judgment against this company which has been included in other income. The entire balance is included in other receivables at February 28, 1998.

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