Form 10-Q
period 1999-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 1999-05-14
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from _________________ to ________________.


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

                                  YES [X] NO [ ]

                      COMMONWEALTH INCOME & GROWTH FUND III

                                 BALANCE SHEETS


                                                                                        (AUDITED)
                                                                   MARCH 31,           DECEMBER 31,
                                                                     1999                  1998
                                                                  -----------          -----------
Assets
Cash and cash equivalents                                         $   336,420          $   507,193
Lease income receivable                                                54,305               65,729
Accounts receivable - General Partner                                  11,014                 --
Other receivables                                                       9,371                1,912

Computer equipment, at cost                                         2,156,537            1,453,742
Accumulated depreciation                                             (355,464)            (238,240)
                                                                  -----------          -----------
                                                                    1,801,073            1,215,502

Equipment acquisition costs, net of accumulated
   amortization of $27,344 for 1999, and $20,779 for 1998              58,917               51,748

Organization costs, net of accumulated amortization of
   $5,670 for 1999, and $4,248 for 1998                                22,333               18,252
                                                                  -----------          -----------
Total assets                                                      $ 2,293,433          $ 1,860,336
                                                                  -----------          -----------
                                                                  -----------          -----------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                  $     2,790          $    38,355
Accounts payable - General Partner                                       --                    349
Unearned lease income                                                  53,101               52,192
Note payable                                                          469,735                8,442
                                                                  -----------          -----------
Total liabilites                                                      525,626               99,338

PARTNERS' CAPITAL:
   General partner                                                      1,000                1,000
   Limited partners                                                 1,766,807            1,759,998
                                                                  -----------          -----------

Total partners' capital                                             1,767,807            1,760,998
                                                                  -----------          -----------
                                                                  -----------          -----------

Total liabilities and partners' capital                           $ 2,293,433          $ 1,860,336
                                                                  -----------          -----------
                                                                  -----------          -----------




SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND III

                            Statements of Operations
           For March 31, 1999 and for the period from January 27, 1999
                 (commencement of operations) to March 31, 1998


                                                                      1998              1998
                                                                      ----               ----
Income:
   Lease                                                            $154,905         $   --
   Interest and other                                                  3,262           12,274
                                                                    --------         --------
                                                                     158,167           12,274


Expenses:
   Operating, excluding depreciation                                  15,473               12
   Equipment management fee - General Partner                          7,745             --
   Derpreciation                                                     117,224             --
   Amortization of organization costs and deferred expenses            7,987            6,228
   Interest                                                            2,927             --
                                                                    --------         --------
                                                                     151,356            6,240
                                                                    --------         --------
Net income                                                          $  6,811         $  6,034
                                                                    --------         --------
                                                                    --------         --------




SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND III

                         STATEMENT OF PARTNERS' CAPITAL




                                                    GENERAL       LIMITED
                                                    PARTNER       PARTNER      GENERAL         LIMITED
                                                     UNITS         UNITS       PARTNER         PARTNER            TOTAL
                                                     -----         -----       -------         -------            -----
Initial contribution                                   50             25     $     1,000     $       500      $     1,500
   Contributions                                     --          107,117            --         2,142,340        2,142,340
   Offering costs                                                                   --          (234,641)        (234,641)
   Net income                                                                      1,691          16,559           18,250
   Distributions                                                                  (1,691)       (164,760)        (166,451)
                                                   ------        -------           -----       ---------        ---------
Partners' capital - December 31, 1998                  50        107,142           1,000       1,759,998        1,760,998


   Contributions                                     --            2,921            --            58,418           58,418
   Offering costs                                                                   --            (6,397)          (6,397)
   Net income                                                                        510           6,301            6,811
   Distributions                                                                    (510)        (51,513)         (52,023)
                                                   ------        -------           -----       ---------        ---------

Partners' capital - December 31, 1998                  50        110,063     $     1,000     $ 1,766,807      $ 1,767,807
                                                   ------        -------           -----       ---------        ---------
                                                   ------        -------           -----       ---------        ---------


SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND III

                            STATEMENTS OF CASH FLOWS
          For the quarter ended March 31, 1998 and for the period from
         January 27, 1998 (commencement of operations) to March 31, 1998



                                                                                   1999                   1998
                                                                                   ----                   ----
OPERATING ACTIVITIES
Net income                                                                     $     6,811          $     6,034
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                 125,211                6,228
     Other non-cash activities included in determination of net income             (27,673)                --
     Changes in operating assets and liabilities:                              $      --
        Lease income receivable                                                     11,424                 --
        Other receivables and deposits                                              (7,454)              (7,343)
        Accounts receivable - General Partner                                      (11,363)                --
        Accounts payable                                                           (35,565)               1,846
        Unearned lease income                                                          909                 --
     Organization cost paid to the General Partner                                    (613)             (21,336)
                                                                               -----------          -----------
Net cash provided by operating activities                                           61,682              (14,571)

INVESTING ACTIVITIES
Capital expenditures                                                              (213,829)                --
Equipment acquisition fees paid to the General Partner                             (13,735)             (68,775)
                                                                               -----------          -----------
Net cash used in investing activities                                             (227,564)             (68,775)

FINANCING ACTIVITIES
Partners' contributions                                                             58,418            2,032,980
Offering costs                                                                      (4,645)            (201,165)
Offering costs paid to the General Partner                                          (1,752)             (21,336)
Distributions to partners                                                          (52,023)             (26,862)
Debt placement fee paid to the General Partner                                      (4,889)                --
                                                                               -----------          -----------
Net cash provided by financing activities                                           (4,891)           1,783,617

Net increase (decrease) in cash and cash equivalents                              (170,773)           1,700,271
Cash and cash equivalents at begining of year                                      507,193                 --
                                                                               -----------          -----------
                                                                               -----------          -----------
Cash and cash equivalents at end of period                                     $   336,420          $ 1,700,271
                                                                               -----------          -----------
                                                                               -----------          -----------





SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND III

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999



BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NET INCOME PER EQUIVALENT LIMITED PARTNERSHIP UNIT

The net income per equivalent limited partnership unit is computed based upon net income allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

SUBSEQUENT EVENT

On April 2, 1999, reinvestment subscriptions from investors totaling $1,456 were released by the escrow agent and accepted by the Partnership. The net proceeds to the Partnership available for investment in computer equipment after payment of offering expenses and the equipment acquisition fees were $1,232.

On April 15, 1999, May 3, 1999, and May 11, 1999, subscriptions from investors totaling $108,000 were released by the escrow agent and accepted by the Partnership. The net proceeds to the Partnership available for investment in computer equipment after payment of offering expenses and the equipment acquisition fees were $91,385.

                      Commonwealth Income & Growth Fund III

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1998. On that date, subscribers for 76,284 Units were admitted as Limited Partners of the Partnership. Through March 31, 1999, subscribers owning an additional 33,779 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the three months ended March 31, 1999 and 1998 were from Partners' contributions of $58,000 and $2,033,000, respectively. The primary uses of cash for the three months ended March 31, 1999 and 1998 were for the payment of offering costs of $6,000 and $223,000, respectively, the payment of preferred distributions to partners of $52,000 and $27,000, respectively, the payment of acquisition fees of $13,000 and $69,000, respectively, and capital expenditures of $214,000 for the purchase of computer equipment for the three months ended March 31, 1999.

Currently, Partners' contributions from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 1999 and December 31, 1998 the Partnership had approximately $336,000 and $507,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $539,000 for the year ending December 31, 1999 and $897,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 1999, the Partnership recognized income of $158,000 and expenses of $151,000, resulting in net income of $7,000. For the quarter ended March 31, 1998, the Partnership recognized income of $12,000, and expenses of $6,000, resulting in net income of $6,000.

During the three months ended March 31, 1999, the Partnership expended $214,000 and assumed debt of $489,000 to acquire three leases, which generated approximately $32,000 in revenue.

Interest income decreased 75% from $12,000 for the quarter ended March 31, 1998 to $3,000 for the quarter ended March 31, 1999, primarily due to cash being utilized to purchase computer equipment.

Operating expenses, excluding depreciation, primarily consist of accounting, legal and outside service fees. The expense for the three months ended March 31, 1999 was approximately $15,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The expense for the three months ended March 31, 1999, was approximately $8,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expense for the three months ended March 31, 1999, was approximately $125,000.

For the three month period ended March 31, 1999, the Partnership generated cash flow from operating activities of $62,000, which includes net income of $7,000, and depreciation and amortization expenses of $125,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $28,000.

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



                                   COMMONWEALTH INCOME & GROWTH FUND III
                                     BY: COMMONWEALTH INCOME & GROWTH
                                             FUND, INC. General Partner




                                   By:
---------------------------        ------------------------------------
Date                               George S. Sprinsteen
                                   President