Form 10-Q
period 1999-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 1999-08-12
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from             to             .
                              ------------   -------------

                        Commission File Number: 33-69996


                       COMMONWEALTH INCOME & GROWTH FUND III
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                               23-2735641
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

                 YES   [ X ]          NO   [   ]

                        COMMONWEALTH INCOME & GROWTH III
                                 BALANCE SHEETS



                                                                       (AUDITED)
                                                       JUNE 30,       DECEMBER 31,
                                                         1999             1998
                                                      -----------    -----------
ASSETS
 Cash and cash equivalents                             $   175,198    $   507,193
 Lease income receivable                                    51,041         65,729
 Other receivables and deposits                              9,371          1,912

 Computer equipment, at cost                             3,238,058      1,453,742
 Accumulated depreciation                                 (490,248)      (238,240)
                                                       -----------    -----------
                                                         2,747,810      1,215,502
 Equipment acquisition costs and deferred expenses,
  net of accumulated amortization of $34,219 in
  1999 and $20,779 in 1998                                 107,066         51,748
 Organization costs, net of accumulated amortization
  of $6,548 in 1999 and $4,248 in 1998                      17,935         18,252
                                                       -----------    -----------
Total Assets                                           $ 3,108,421    $ 1,860,336
                                                       -----------    -----------
                                                       -----------    -----------
LIABILITIES AND PARTNERS' EQUITY
 Accounts payable                                      $     3,716    $    38,355
 Accounts payable - General Partner                            361            349
 Unearned lease income                                      43,498         52,192
 Notes payable                                           1,263,730          8,442
                                                       -----------    -----------
Total liabilities                                        1,311,305         99,338
 Partners' capital:
  General partner                                            1,000          1,000
  Limited partner                                        1,796,116      1,759,998
                                                       -----------    -----------
 Total partners' capital                                 1,797,116      1,760,998
                                                       -----------    -----------
Total Liabilities and partners' equity                 $ 3,108,421    $ 1,860,336
                                                       -----------    -----------
                                                       -----------    -----------





                            SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND III
                            STATEMENTS OF OPERATIONS



                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                              1999           1998           1999           1998
                                                          ----------------------------   ---------------------------
Income:
 Lease                                                    $    187,094   $     62,315    $   341,999    $    62,315
 Interest and other                                              4,055         14,663          7,317         26,937
                                                          -------------  -------------   ------------   ------------
                                                               191,149         76,978        349,316         89,252

Expenses:
 Operating, excluding depreciation                              39,987          3,177         55,451          3,189
 Equipment management fee - General Partner                     11,427          3,116         19,173          3,116
 Interest                                                      134,784         40,889        252,008         40,889
 Depreciation                                                    8,432                        10,496
 Amortization of organizastion costs, equipment
  acquisition costs and deferred expenses                        7,569          4,894         16,420         11,122
                                                          -------------  -------------   ------------   ------------
                                                               202,199         52,076        353,548         58,316
                                                          -------------  -------------   ------------   ------------
Net income (loss)                                         $    (11,050)  $     24,902    $    (4,232)   $    30,936
                                                          -------------  -------------   ------------   ------------
                                                          -------------  -------------   ------------   ------------
Net income (loss) per equivalent limited
  partnership unit                                        $      (.010)  $        0.24   $     (0.02)   $      0.38
                                                          -------------  -------------   ------------   ------------
                                                          -------------  -------------   ------------   ------------

Weighted Average number of equivalent limited
  partnership units outstanding during the period              113,937        102,024        190,995         82,279
                                                          -------------  -------------   ------------   ------------
                                                          -------------  -------------   ------------   ------------




* OPERATIONS COMMENCED ON JANUARY 27, 1998.





                            SEE ACCOMPANYING NOTES.


                                                     PARTNER UNITS
                                              ------------------------------         GENERAL          LIMITED
                                                 GENERAL          LIMITED            PARTNER          PARTNER          TOTAL
                                              ----------------------------------------------------------------------------------
Initial contribution - January 27, 1998            50                  25         $    1,000      $      500         $    1,500
 Contributions                                     --             107,117                 --       2,142,340          2,142,340
 Offering costs                                                                                     (234,641)          (234,641)
 Net income                                                                            1,691          16,559             18,250
 Distributions                                                                        (1,691)       (164,760)          (166,451)

                                              ----------------------------------------------------------------------------------
Partners' capital - December 31, 1998              50             107,142              1,000       1,759,998          1,760,998

 Contributions                                                      9,552                            191,033            191,033
 Offering costs                                                                                      (42,244)           (42,244)
 Net income (loss)                                                                     1,108          (5,340)            (4,232)
 Distributions                                                                        (1,108)       (107,331)          (108,439)

                                              ----------------------------------------------------------------------------------
Partners' capital June 30, 1999                    50             116,694         $    1,000      $1,796,116         $1,797,116




                            SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND III
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                       AND
         FROM JANUARY 27, 1998 (COMMENCEMENT OF OPERATIONS) TO 6/30/1998


                                                           1999        1998
                                                       -----------  -----------
OPERATING ACTIVITIES
 Net Income                                            $    (4,232) $    30,936
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                           268,745       52,011
   Other noncash activities included in
    determination of net income                            (56,342)     (14,579)
   Changes in operating assets and liabilities:
    (Increase) decrease in lease income receivable          14,688           --
    (Increase) decrease in other receivables                (7,459)     (20,136)
    Increase (decrease) in accounts payable                (34,639)       2,768
    Increase (decrease) in accounts payable -
     Commonwealth Capital Corp.                                 --        3,125
    Increase (decrease) in accounts payable -
     General Partner                                            12        3,616
    Increase (decrease) in unearned lease income            (8,694)      23,964
 Organization cost paid to the General Partner                  --      (21,528)
                                                       -----------  -----------
Net cash provided by operating activities                  172,079       60,177
                                                       -----------  -----------

INVESTING ACTIVITIES:
 Capital expenditures                                     (489,106)    (832,801)
 Net proceeds from the sale of property                         --           --
 Equipment acquisition fees paid to General Partner        (55,318)     (69,395)
                                                       -----------  -----------
Net cash provided by investing activities                 (544,424)    (902,196)

FINANCING ACTIVITIES:
 Partners' contributions                                   191,033    2,051,313
 Offering costs                                            (42,244)    (224,505)
 Debt placement fees paid to General Partner                    --           --
 Distributions to partners                                (108,439)     (71,022)
                                                       -----------  -----------
 Net cash used by financing activities                      40,350    1,755,786
                                                       -----------  -----------

Net increase (decrease) in cash and equivalents           (331,995)     913,767
Cash and cash equivalents, begining of year                507,193           --
                                                       -----------  -----------
Cash and cash equivalents, end of year                 $   175,198  $   913,767
                                                       -----------  -----------
                                                       -----------  -----------




                            SEE ACCOMPANYING NOTES.

                      COMMONWEALTH INCOME & GROWTH FUND III

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999



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

PART II: OTHER INFORMATION

                      COMMONWEALTH INCOME & GROWTH FUND III

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1998. On that date, subscribers for 76,284 Units were admitted as Limited Partners of the Partnership. Through June 30, 1999, subscribers owning an additional 43,401 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the six months ended June 30, 1999 and 1998 were from Partners' contributions of $191,000 and $2,051,000, respectively. The primary uses of cash for the six months ended June 30, 1999 and 1998 were for the payment of offering costs of $42,000 and $225,000, respectively, the payment of preferred distributions to partners of $108,000 and $71,000, respectively, the payment of acquisition fees of $55,000 and $69,000, respectively, and capital expenditures of $489,000 for the purchase of computer equipment for the six months ended June 30, 1999.

Currently, Partners' contributions from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 1999 and December 31, 1998 the Partnership had approximately $175,000 and $507,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $963,000 for the year ending December 31, 1999 and $3,400,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 1999, the Partnership recognized income of $191,000 and expenses of $202,000, resulting in net loss of $11,000. For the quarter ended March 31, 1998, the Partnership recognized income of $77,000, and expenses of $52,000, resulting in net income of $25,000.

During the six months ended June 30, 1999, the Partnership expended $489,000 and assumed debt of $1,263,000 to acquire three leases, which generated approximately $71,000 in revenue.

Interest income decreased 71% from $14,000 for the quarter ended March 31, 1998 to $4,000 for the quarter ended June 30, 1999, primarily due to cash being utilized to purchase computer equipment.

Operating expenses, excluding depreciation, primarily consist of accounting, legal and outside service fees. The expense for the six months ended June 30, 1999 was approximately $40,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The expense for the six months ended June 30, 1999, was approximately $11,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expense for the six months ended June 30, 1999, was approximately $142,000.

For the three month period ended June 30, 1999, the Partnership generated cash flow from operating activities of $172,000, which includes net loss of $4,000, and depreciation and amortization expenses of $269,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $56,000.

YEAR 2000 ISSUE

The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers is Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence. Management has considered these factors in determining the recovery of its equipment at June 30, 1999, in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on its current assessment, the Partnership does not believe that the reduction in carrying values of equipment, if any, due to the Year 2000 issues, will have a significant effect on operations.

Based on recent assessments, the General Partner has determined that it will be required to modify or replace portions of its own system so that its operation will function properly with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer system. The General Partner expects that its modifications will be complete by the third quarter of 1999 and a percentage of these costs will be charged to the Partnership.
As of June 30, 1999, the General Partner has not incurred any significant expenses.

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



                                      COMMONWEALTH INCOME & GROWTH FUND III
                                        BY: COMMONWEALTH INCOME & GROWTH
                                             FUND, INC. General Partner




August 12, 1999                       By: /s/ George S. Sprinsteen
------------------                        --------------------------------
Date                                      George S. Sprinsteen
                                          President