Form 10-Q
period 1999-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 1999-11-12
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

                                       or

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

                 YES   [ X ]          NO   [   ]

                                      COMMONWEALTH INCOME & GROWTH III
                                               BALANCE SHEETS

                                                                                         (AUDITED)
                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                          1999              1998
                                                                      ------------      ------------

ASSETS

Cash and cash equivalents                                              $258,217          $507,193
Lease income receivable                                                  71,465            65,729
Other receivables and deposits                                            9,371             1,912

Computer equipment, at cost                                           3,219,101         1,453,742
Accumulated depreciation                                               (736,138)         (238,240)
                                                                      ----------        ----------
                                                                      2,482,963         1,215,502

Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $47,295 in
1999 and $20,779 in 1998                                                 95,136            51,748
Organization costs, net of accumulated amortization
of $7,919 in 1999 and $4,248 in 1998                                     18,706            18,252
                                                                      ----------        ----------
Total Assets                                                         $2,935,858        $1,860,336
                                                                      ----------        ----------
                                                                      ----------        ----------

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                        $39,479           $38,355
Accounts payable - General Partner                                           --               349
Unearned lease income                                                    43,494            52,192
Notes payable                                                         1,080,411             8,442
                                                                      ----------        ----------
TOTAL LIABILITIES                                                     1,163,384            99,338

Partners' capital:
General partner                                                           1,000             1,000
Limited partner                                                       1,771,474         1,759,998
                                                                      ----------        ----------
Total partners' capital                                               1,772,474         1,760,998
                                                                      ----------        ----------
Total Liabilities and partners' equity                               $2,935,858        $1,860,336
                                                                      ----------        ----------
                                                                      ----------        ----------


                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND III

                            STATEMENTS OF OPERATIONS



                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                              1999           1998           1999           1998
                                                              -------------------           -------------------

Income:

Lease                                                        $ 266,838       $123,607        608,837      $ 185,922
Interest and other                                               4,789          5,412         12,106         32,349
                                                              ---------       ---------     ---------      ---------
                                                               271,627        129,019        620,943        218,271

Expenses:

Operating, excluding depreciation                               89,133         26,187        144,580         29,376
Equipment management fee - General Partner                      14,541          6,180         33,714          9,296
Interest                                                        20,917             --         31,414             --
Depreciation                                                   245,890        108,165        497,898        149,054
Amortization of organization costs, equipment
  acquisition costs and deferred expenses                        7,569          6,915         46,988         18,037
                                                              ---------       ---------     ---------      ---------
                                                               378,050        147,447        754,594        205,763
                                                              ---------       ---------     ---------      ---------
Net income (loss)                                            $(106,423)      $(18,428)     $(133,651)     $  12,508
                                                              ---------       ---------     ---------      ---------
                                                              ---------       ---------     ---------      ---------

Net income (loss) per equivalent limited
  partnership unit                                           $   (0.39)      $  (0.18)     $   (0.38)     $    0.13
                                                              ---------       ---------     ---------      ---------
                                                              ---------       ---------     ---------      ---------

Weighted Average number of equivalent limited
  partnership units outstanding during the period              275,921        102,690        352,979         99,208
                                                              ---------       ---------     ---------      ---------
                                                              ---------       ---------     ---------      ---------


                             See accompanying notes

                       COMMONWEALTH INCOME & GROWTH FUND III

                         STATEMENTS OF PARTNERS' CAPITAL



                                                             PARTNER UNITS             GENERAL         LIMITED
                                                        GENERAL     LIMITED            PARTNER         PARTNER           TOTAL
                                                   -------------------------------------------------------------------------------

Initial contribution - January 27, 1998                    50           25            $  1,000        $      500       $    1,500
Contributions                                                      107,117                             2,142,340        2,142,340
Offering costs                                                                                          (234,641)        (234,641)
Net income                                                                               1,691            16,559           18,250
Distributions                                                                           (1,691)         (164,760)        (166,451)

                                                   ----------    ---------            --------        ----------       ----------
Partners' capital - December 31, 1998                      50      107,142               1,000         1,759,998        1,760,998

Contributions                                                       19,218                               356,915          356,915
Offering costs                                                                                           (40,174)         (40,174)
Net income (loss)                                                                        1,680          (133,651)        (131,971)
Distributions                                                                           (1,680)         (171,614)        (173,294)

                                                   ----------    ---------            --------        ----------       ----------
 Partners' capital September 30, 1999                      50      126,360            $  1,000        $1,771,474       $1,772,474



                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND III
                             STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                       AND

    FROM JANUARY 27, 1998 (COMMENCEMENT OF OPERATIONS) TO SEPTEMBER 30, 1999

                                                                 1999            1998
                                                                ------          ------

Operating activities

Net Income                                                         (133,651)        12,508
Adjustments to reconcile net income to net cash
  provided by operating activities:

Depreciation and amortization                                       544,886        167,091
Other noncash activities included in
  determination of net income                                      (246,591)       (14,703)

Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable                      (23,499)        47,966
(Increase) decrease in other receivables                             (6,966)         2,405
Increase (decrease) in accounts payable                              17,436         22,043
Increase (decrease) in accounts payable -
  Commonwealth Capital Corp.                                             --         (2,625)
Increase (decrease) in accounts payable -
  General Partner                                                        --         (3,616)
Increase (decrease) in unearned lease income                         15,270         28,228
Organization cost paid to the General Partner                            --        (22,822)
                                                                  ----------    ------------
Net cash provided by operating activities                           166,885        236,475
                                                                  ----------    ------------

Investing activities:

Capital expenditures                                               (507,335)    (1,372,178)
Equipment acquisition fees paid to General Partner                  (66,236)       (70,452)
                                                                  ----------    ------------
Net cash provided by investing activities                          (573,571)    (1,442,630)

Financing activities:

Partners' contributions                                           2,527,203      2,082,527
Offering costs                                                     (350,337)      (205,105)
Debt placement fees paid to General Partner                              --        (22,822)
Distributions to partners                                          (342,430)      (118,098)
                                                                  ----------    ------------
Net cash used by financing activities                             1,834,436      1,736,502


                                                                  ----------    ------------
Net increase (decrease) in cash and equivalents                    (206,829)      (465,046)
Cash and cash equivalents, beginning of year                         507,193       -
                                                                  ----------    ------------
Cash and cash equivalents, end of year                              258,217        448,718
                                                                  ----------    ------------
                                                                  ----------    ------------


                             See accompanying notes

                     COMMONWEALTH INCOME & GROWTH FUND III

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999


BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund III (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NET INCOME (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP UNIT

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

                      COMMONWEALTH INCOME & GROWTH FUND III


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1998. On that date, subscribers for 76,284 Units were admitted as Limited Partners of the Partnership. Through September 30, 1999, subscribers owning an additional 50,076 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the nine months ended September 30, 1999 and 1998 were from Partners' contributions of $356,000 and $2,081,000, respectively. The primary uses of cash for the nine months ended September 30, 1999 and 1998 were for the payment of offering costs of $350,000 and $205,000, respectively, the payment of preferred distributions to partners of $171,000 and $47,000, respectively, the payment of acquisition fees of $66,000 and $70,000, respectively, and capital expenditures of $507,000 for the purchase of computer equipment for the nine months ended September 30, 1999.

Currently, Partners' contributions from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 1999 and December 31, 1998 the Partnership had approximately $258,000 and $507,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $956,000 for the year ending December 31, 1999 and $3,400,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

For the quarter ended September 30, 1999, the Partnership recognized income of $271,000 and expenses of $378,000, resulting in net loss of $106,000. For the quarter ended June 30, 1999, the Partnership recognized income of $191,000, and expenses of $202,000, resulting in net loss of $11,000.

During the nine months ended September 30, 1999, the Partnership expended $507,000 and assumed debt of $1,543,000 to acquire five leases, which generated approximately $78,000 in revenue.

Interest income increased 18% from $4,000 for the quarter ended June 30, 1999 to $4,700 for the quarter ended September 30, 1999, primarily due to improved cash management.

Operating expenses, excluding depreciation, primarily consist of accounting, legal and outside service fees. The expense for the nine months ended September 30, 1999 was approximately $89,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment, which is subject to operating leases. The expense for the nine months ended September 30, 1999, was approximately $34,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expense for the nine months ended September 30, 1999, was approximately $528,000.

For the three month period ended September 30, 1999, the Partnership generated cash flow from operating activities of $167,000, which includes net loss of $133,000, and depreciation and amortization expenses of $544,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $246,000.

                      COMMONWEALTH INCOME & GROWTH FUND III


YEAR 2000 ISSUE

The Partnership and the General Partner are not responsible for ensuring that the computer peripheral equipment that it leases to customers if Year 2000 compliant, however, this equipment may be subject to declines in value or technological obsolescence. Management has considered these factors in determining the recovery of its equipment at September 30, 1999, in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of". Based on its current assessment, the Partnership does not believe that the reduction in carrying values of equipment, if any, due to the Year 2000 issues, will have a significant effect on operations.

Based on recent assessments, the General Partner has determined that it will be required to modify or replace portions of its own system so that its operation will function properly with respect to dates in the year 2000 and thereafter. The General Partner presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer system. The General Partner expects that its modifications will be completely operational by end of 1999 and a percentage of these costs will be charged to the Partnership. As of September 30, 1999, the General Partner has not incurred any significant expenses.

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

                                       COMMONWEALTH INCOME & GROWTH FUND III
                                         BY: COMMONWEALTH INCOME & GROWTH
                                             FUND, INC. General Partner

                                       By:
-------------------                       ------------------------------
Date                                   George S. Sprinsteen
                                       President