Form 10-K
period 1999-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2000-04-14
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-69996

                      COMMONWEALTH INCOME & GROWTH FUND III
             (Exact name of registrant as specified in its charter)

         Pennsylvania                               23-2735641
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

                            1160 West Swedesford Road
                           Berwyn, Pennsylvania 19312
          (Address, including zip code, of principal executive offices)

                                 (610) 647-6800
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 1994 are incorporated by reference as Exhibits in Part IV of this Report.

                                     PART I

ITEM 1:  BUSINESS

GENERAL

     Commonwealth Income and Growth Fund III (the "Partnership") was formed on April 17, 1997, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on July 25, 1997 (the "Offerings"). On January 27, 1998, the Partnership received and accepted subscription proceeds of $1,526,000, which exceeded the minimum offering amount of $1,500,000 and the funds were released from escrow. As of March 31, 2000, subscribers for 137,525 Units ($ 2,750,500) had been admitted as Limited Partners of the Partnership.

         See "The Glossary" below for the definition of capitalized terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

     The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership will utilize the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership will utilize Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership plans to acquire Equipment ,which is subject to lease principally to U.S. corporations and other institutions pursuant predominantly to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

The Partnership's principal investment objectives are to:

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

     Although the Partnership anticipates acquiring predominately new Equipment, the Partnership may purchase used Equipment. Generally, Equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessor, and other suppliers upon terms that vary depending upon the Equipment and supplier involved. Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for Equipment provide for service and replacement of parts during a limited period. Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

     As of December 31 1999, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

     The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 1999, the Partnership has not entered into any such agreements.

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

     OTHER EQUIPMENT-RESTRICTIONS. The Partnership plans to acquire computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in non-IBM compatible computer peripheral, data processing, telecommunication or medical technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership's commitment to invest therein; and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

     Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 1999, the Partnership has acquired a diversified Equipment portfolio that it has leased to 10 different companies located throughout the United States. Approximately 28% of the Equipment acquired by the Partnership consists of tape storage. Approximately 69% of the Equipment acquired by the Partnership consists of workstations, department servers and enterprise servers. Approximately 3% of the Equipment acquired by the Partnership consists of communication controllers. During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

     The Partnership intends to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31 1999, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

     The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 1999, all leases that have been entered into are "triple net leases".

     The General Partner has not established any standards for lessees to whom it will lease Equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees. However, a credit analysis of all potential lessees will be undertaken by the General Partner to determine the lessee's ability to make payments under the proposed lease. The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

     The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 1999, the Partnership has not entered into any such agreements.

BORROWING POLICIES

     The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned by the Partnership, or subject to Conditional Sales Contract (except that the partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment. The Partnership will incur only non-recourse debt that is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 1999, the aggregate non-recourse debt outstanding of $976,142 was 29% of the aggregate cost of Equipment owned.

     The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 1999, the Partnership has not exercised this option.

     After the net proceeds of the Offering are fully invested in Equipment, the General Partner plans to cause the Partnership to borrow funds, to the fullest extent practicable, at interest rates fixed at the time of borrowing. However, the Partnership may borrow funds at rates that vary with the "prime" or "base" rate. If lease revenues were fixed, a rise in the "prime" or "base" rate would increase borrowing costs and reduce the amount of the Partnership's income and cash available for distribution. Therefore, the General Partner is permitted to borrow funds to purchase Equipment at fluctuating rates only if the lease for such Equipment provides for fluctuating rental payments calculated on a similar basis.

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

     Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash that might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 1999, no such agreements existed.

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

REFINANCING POLICIES

     Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 1999, the Partnership has not refinanced any of its debt.

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

COMPETITION

     The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms that are more favorable than those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services that the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges), which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages that certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

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

INVESTMENTS

     As of March 18, 2000, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:


                                  EQUIPMENT                 PURCHASE    LIST      MONTHLY    LEASE
LESSEE                   MFG      DESCRIPTION               PRICE       PRICE     RENT       TERM
Lucent                   SUN      (12) Workstations         139,596     239,340    3,857       32
Lucent                   SUN      Server                    445,714     739,350   12,120       32
Chase                    SUN      Server                    252,681     394,360    6,493       36
Cendant                  SUN      Server                    131,470     221,095    3,216       36
Cendant                  SUN      Server upgrade             40,382      39,590     1425       31
Chase                    STK      Timberline drive          407,908   1,134,830   12,346       24
Chrysler                 IBM      Controller                 19,496      24,200      731       24
Chrysler                 IBM      Controller                 18,392      24,200      731       24
Kaiser                   IBM      (7) Workstations          373,747     513,741    9,952       36
Kaiser                   IBM      (4) Workstations          187,398     271,949    4,983       36
Kaiser                   CISCO    (26) Routers              153,093     258,778    3,929       36
International Paper      DEC      (2) Servers               140,857     184,372    4,042       32
CMGI                     CISCO    Server                    140,579     187,345    3,973       35
CMGI                     SUN      Workstations               24,342      32,029      937       24
AT&T                     ASX      Controllers                58,048      59,106    1,654       36
Hartford Insurance       INRANGE  (2) Quad-B Port Modulars  756,428   1,778,850   19,800       36
Morgan Stanley           SUN      Server                    180,353     272,026    4,686       36



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

         (f) sell or lease any Equipment to, lease any Equipment from, or enter into any sale- leaseback transactions with, the General Partner or any of its Affiliates; or

         (g) give the General Partner or any of its Affiliates an exclusive right or employment to sell the Partnership's Equipment.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     There is no public market for the Units nor is it anticipated that one will develop. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units. As of March 31, 2000, there were 161 holders of Units.

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

     Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 1999.


                  QUARTER ENDED               1999
                  ----------------------------------
                  March 31                  $ 51,493

                  June 30                     55,840

                  September 30                68,987

                  December 31                 49,484
                                            --------

                                            $225,804
                                            --------
                                            --------



ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

     Except during the Offering Period, Cash Available for Distribution, which is allocable to the Limited Partners, is apportioned among and distributed to them solely with reference to the number of Units owned by each as of the Record Date for each such distribution. During the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners is apportioned among and distributed to them with reference to both (i) the number of Units owned by each as of each Record Date and (ii) the number of days since the previous Record Date (or, in the case of the first Record Date, the commencement of the Offering Period) that the Limited Partner owned the Units.

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

ITEM 6:  SELECTED FINANCIAL DATA

     The following table sets forth, in summary form, certain financial data for the Partnership for the period January 1, 1999 to December 31,1999. This table is qualified in its entirely by the more detailed information and financial statement presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.



                                                       YEAR ENDED           PERIOD ENDED
                                                     DECEMBER 31, 1999    DECEMBER 31, 1998
                                                     --------------------------------------
         Lease Income                                  $937,851             $306,249

         Net (Loss) Income                             (308,734)              18,250

         Cash Distributions to Limited Partners         225,804              164,760

         Net (Loss) Income per Unit                       (2.62)                .16


         Cash Distribution per Unit                        1.90                1.63




                                             DECEMBER 31, 1999        DECEMBER 31, 1998
                                            --------------------------------------------
         Total Assets                            $2,742,250               $1,860,336

         Notes Payable                              976,142                    8,442



   Net (loss) income per unit is computed based upon net (loss) income allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the years ended December 31, 1999, 1998, were from cash from operations of $209,246 $271,818, respectively, and from Partners' contributions of $515,849 and $2142,340, respectively, for the years ended December 31, 1999 and 1998. The primary uses of cash for the years ended December 31, 1999, and 1998, were for capital expenditures for new equipment totaling $730,316, and $1,448,552, the payment of acquisition fees of $66,279, and $72,527, for the payment of preferred distributions to partners totaling $227,995, and $166,451, respectively, and for the payment of offering costs totaling $46,426, and $192,856, respectively, for the years ended December 31, 1999 and 1998.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 1999, 1998 the Partnership had approximately $138,826, and $507,193 respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. Future minimum rentals on noncancellable operating leases increased by 104% from December 31,1998 to December 31, 1999, due to additional computer equipment leases which commenced in 1999. As of December 31, 1999, the Partnership had future minimum rentals on noncancellable operating leases of $1,031,136 for the year ended 2000 and $849,963 thereafter. During 1999 and 1998, the Partnership incurred debt in connection with the purchase of computer equipment totaling $976,142 and $8,442, respectively. At December 31, 1999, the outstanding debt was $1,238,608, with interest rates ranging from 6.4% to 8.2% and will be payable through September 2002. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

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

RESULTS OF OPERATIONS

1999 AND 1998 OPERATING RESULTS

For the years ended December 31, 1999 and 1998, the Partnership recognized income of $954,000, and $344,000 and expenses of $1,263,000, and $326,000, resulting in a net loss of $309,000, for the year ended December 31, 1999 and net income of $18,000 for the year ended December 31, 1998.

Lease income increased by 206% over 1998 primarily due to the addition of operating leases in 1999. In 1999 the partnership expended approximately $797,000 in cash and assumed debt for equipment of $1,239,000 to acquire 9 additional leases.

Interest income decreased 57% from $38,000 for the year ended December 31, 1998 to $16,000 for the year ended December 31, 1999, as a result of the capital contributions and rental income being used to purchase additional computer equipment, whereas for the year ended December 31, 1998 the rental income and capital contributions were temporarily invested in money market accounts until being utilized for equipment purchases.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The 485% increase from approximately $47,000 during the year ended December 31, 1998 to $275,000 during the year ended December 31, 1999 is primarily attributable to an increase in reimbursable expenses paid to the General Partner and its affiliates of $45,000, of which a portion relates to 1998, an increase in outside service fees of $53,000, expenses relating to the Partnership's post-effective amendment which included costs to comply with the plain-English rules promulgated by the SEC of $77,000,and $40,000 directly related to the increase in leasing activity.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 213% from approximately $15,000 during the year ended December 31, 1998 to $47,000, during the year ended December 31, 1999, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs, equipment acquisition fees and debt placement fees. The 236% increase from approximately $263,000 during the year ended December 31, 1998 to $885,000 during the year ended December 31, 1999 is attributable to the increase in the computer equipment portfolio being leased.

The Partnership identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded a charge of $115,000 to depreciation expense to record the assets at their estimated fair value at December 31, 1999. No charge was necessary in 1998.

For the year ended December 31, 1999, the Partnership generated cash flow from operating activities of $209,246, which includes net loss of $308,734 reduced by depreciation and amortization expenses of $885,463. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $270,908.

IMPACT OF YEAR 2000
The Partnership does not have any computer programs or systems as all services required for the management of the Partnership are provided by the General Partner which receives fees and certain reimbursements for these services. Therefore, the General Partner is responsible for evaluating Year 2000 issues. In late 1999, the General Partner completed its remediation and testing of systems. As a result of those planning and implementation efforts, the General Partner experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems responded to the year 2000 date change. The General Partner expensed approximately $14,000 during 1999 in connection with remediating its systems. The General Partner is not aware of any material problems resulting from year 2000 issues, either with its internal systems, or the products or services of third parties. The General Partner will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:



NAME                       TITLE
----                       -----
George S. Springsteen      Chairman of the Board of Directors and President of the
                            General Partner and Com Cap Corp.

Kimberly A. MacDougall     Executive Vice President, Chief Operating Officer and
                            Secretary of the General Partner and Com Cap Corp.

Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.


John A. Conboy III         Assistant Vice President and Accounting Manager of the
                            General Partner and Com Cap Corp.

Dorothy A. Ferguson        Assistant Vice President of  Com Cap Corp.



         George S. Springsteen, age 65, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. MacDougall, age 40, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         John A. Conboy III, age 53, is Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 1999. From 1965 to 1996, Mr. Conboy was employed as a Manager of Accounting Operations of Consolidated Rail Corporation. Mr. Conboy received a BS/BA degree in Accounting and Business Administration from the University of Phoenix in 1994. Mr. Conboy is a member of the Equipment Leasing Association.

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

                                                           Amount         Amount
 Entity Receiving                                         Incurred       Incurred
   Compensation            Type of Compensation          During 1999    During 1998
------------------------------------------------------------------------------------
                      OFFERING AND ORGANIZATION STAGE
Commonwealth        Underwriting Commissions. The         $46,426         $192,856
Capital Securities  Partnership will pay to the Dealer
Corp.               Manager an aggregate amount of up
                    to nine percent of Capital
                    Contributions as Underwriting
                    Commissions after and only if the
                    required $1,500,000 Minimum
                    Subscription Amount is sold. The
                    Dealer Manager will pay other
                    broker-dealers ("Participating
                    Brokers") out of Underwriting
                    Commissions a selling commission
                    of up to eight percent of the
                    Capital Contributions from Units
                    sold by such Participating Brokers.
                    The amount of the Underwriting
                    Commissions will be determined
                    based upon the quantity of Units
                    sold to a single investor.



The General         Organizational Fee. An Organization   $10,060         $ 64,285
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


                                                           Amount         Amount
 Entity Receiving                                         Incurred       Incurred
   Compensation            Type of Compensation          During 1999    During 1998
------------------------------------------------------------------------------------
                   OPERATIONAL AND SALE OR LIQUIDATION STAGES
The General         Reimbursement of Expenses. The        $48,000        $7,500
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

                                                           Amount         Amount
 Entity Receiving                                         Incurred       Incurred
   Compensation            Type of Compensation          During 1999    During 1998
------------------------------------------------------------------------------------
The General         Equipment Acquisition Fee. An         $ 66,000        $73,000
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


                                                           Amount         Amount
 Entity Receiving                                         Incurred       Incurred
   Compensation            Type of Compensation          During 1999    During 1998
------------------------------------------------------------------------------------
The General         Debt Placement Fee. As compensation   $12,000          $0
Partner             for arranging Term Debt to finance
                    the acquisition of Equipment by the
                    Partnership, a fee equal to one
                    percent of such indebtedness;
                    provided, however, that such fee
                    shall be reduced to the extent the
                    Partnership incurs such fees to
                    third parties, unaffiliated with
                    the General Partner or the lender,
                    with respect to such indebtedness
                    and no such fee will be paid with
                    respect to borrowings from the
                    General Partner or its Affiliates.
                    The estimated amounts set forth in
                    this table assume the expected
                    maximum allowable leverage
                    ($535,135 if the minimum number of
                    Units are sold and $5,371,620 if
                    the maximum number of Units are
                    sold), but exclude such fees earned
                    on refinancings or debt incurred
                    with respect to Equipment purchased
                    with Retained Proceeds and
                    borrowings.

The General         Equipment Management Fee. A monthly   $47,000               $15,000
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


                                                           Amount         Amount
 Entity Receiving                                         Incurred       Incurred
   Compensation            Type of Compensation          During 1999    During 1998
------------------------------------------------------------------------------------
The General         Equipment Liquidation Fee. With       $0               $0
Partner             respect to each item of Equipment
                    sold by the General Partner (other
                    than in connection with a
                    Conditional Sales Contract), a fee
                    equal to the lesser of (i) 50% of
                    the Competitive Equipment Sale
                    Commission or (ii) three percent of
                    the sales price of such Equipment.
                    The payment of such fee is
                    subordinated to the receipt by the
                    Limited Partners of (i) a return of
                    their Capital Contributions and a
                    10% per annum cumulative return,
                    compounded daily, on Adjusted
                    Capital Contributions ("Cumulative
                    Return") and (ii) the Net
                    Disposition Proceeds from such sale
                    in accordance with the Partnership
                    Agreement. Such fee will be reduced
                    to the extent any liquidation or
                    resale fees are paid to
                    unaffiliated parties.


                             INTEREST IN THE PARTNERSHIP

The General         Partnership Interest. The General   $2,191              $1,691
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

     "Code" means the Internal Revenue Code of 1986, as amended, and as may be amended from time to time by future federal tax statues. Any reference this Agreement to a particular provision of the Code shall mean, where appropriate, the corresponding provision of any successor statute.

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


PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1) Financial Statements January 27, 1998 (commencement of operations) to December 31, 1999


         Commonwealth Income & Growth Fund III

         Report of Independent Auditors

         Balance Sheets as of December 31, 1999 and 1998

         Statement of Operations for the year ended December 31, 1999 and for the period January 27, 1998 (commencement of operations) to December 31, 1999

         Statement of Partners' Capital for the year ended December 31, 1999 and for the period January 27, 1998 (commencement of operations) to December 31, 1999

         Statement of Cash Flows for the year ended December 31, 1999 and for the period January 27, 1998 (commencement of operations) to December 31, 1999

         Notes to Financial Statements

         Commonwealth Income & Growth Fund, Inc.

         Report of Independent Auditors

         Balance sheet as of February 28, 1999

         Notes to Balance Sheet

         Commonwealth Capital Corp.

         Report of Independent Auditors

         Consolidated Balance Sheet as of February 28, 1999

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

         * 3.1    Certificate of Limited Partnership

         * 3.2    Agreement of Limited Partnership

         27       Financial Data Schedule

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-26933)

(b)      Reports on Form 8-K.

         NOT APPLICABLE

(c)      Exhibits.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on April 14, 1999 by the undersigned thereunto duly authorized.


                                  COMMONWEALTH INCOME & GROWTH FUND III

                                  By: COMMONWEALTH INCOME & GROWTH FUND,
                                      INC., General Partner

                                  By: /s/ George S. Springsteen
                                      George S. Springsteen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April14, 1999.

SIGNATURE                                   CAPACITY

/s/ George S. Springsteen       Chairman,President and Director of Commonwealth
---------------------------     Income & Growth Fund, Inc.
George S. Springsteen

/s/ Kimberly A. MacDougall      Executive Vice President, Chief Operating
--------------------------      Officer and Director of Commonwealth Income &
Kimberly A. MacDougall          Growth Fund, Inc.

/s/ John A. Conboy II           Accounting Manager of Commonwealth Income &
--------------------------      Growth Fund, Inc.
John A. Conboy III

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                February 28, 1999

                                TABLE OF CONTENTS

Report of Independent Auditors..............................................1

Balance Sheet...............................................................2
Notes to Balance Sheet......................................................3

                          INDEPENDENT AUDITOR'S REPORT



Stockholder
Commonwealth Income & Growth Fund, Inc.

We have audited the accompanying balance sheet of COMMONWEALTH INCOME & GROWTH FUND, INC. (An indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 1999. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. as of February 28, 1999, in conformity with generally accepted accounting principles.


/s/ Fishbein & Company, P.C.


June 16, 1999

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                                  Balance Sheet

                                February 28, 1999

                                     ASSETS

Cash                                                                $       500

Receivable from Income Funds                                            128,803

Investment in Partnerships                                                3,000
                                                                    -----------
                                                                    $   132,303

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
         Accounts payable and accrued expenses                      $     3,422
         Due to parent                                                  127,781
                                                                    -----------

                                                                        131,203
                                                                    -----------
STOCKHOLDERS EQUITY
         Common stock - No par value
            Authorized 1,000 shares
               Issued and outstanding 100 shares                          1,000
         Additional paid-in capital                                   1,000,100
                                                                    -----------
                                                                      1,001,100

         Less note receivable                                        (1,000,000)

                                                                          1,100
                                                                    -----------
                                                                        132,303
                                                                    -----------

                     Commonwealth Income & Growth Fund, Inc.
       (an indirect wholly-owned subsidiary of Commonwealth Capital Corp.)

                              NOTE TO BALANCE SHEET

                                February 28, 1999

1. NATURE OF BUSINESS

Commonwealth Income & Growth Fund, Inc. (the Company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which is a wholly- owned subsidiary of Commonwealth Capital Corp. (CCC). The Company is the sole General Partner of Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, and Commonwealth Income & Growth Fund III, all Pennsylvania limited partnerships (the "Partnerships).

CCC has provided additional capital by means of a noninterest-bearing demand note in the amount of $1,000,000, so that the Company will at all times have a net worth (which includes the net equity of the Company and the demand note receivable from CCC) of at least $1,000,00. The note receivable is reflected on the accompanying balance sheet as a reduction of the Company's equity.

The Company's operations are included in the consolidated federal income tax return of CCC.

2. INVESTMENT IN PARTNERSHIPS

The Company contributed $3,000 in cash to the Partnerships for its general partner interests. The Company may, at its sole discretion, purchase a limited partnership interest in the Partnerships ("Units") for an additional capital contribution of $20 per Unit with a minimum investment of 125 units.

3. RELATED PARTY TRANSACTIONS

The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. See "Compensation of General Partner and Affiliates, " and "Allocations and Distributions" elsewhere in the Prospectus of Commonwealth Income & Growth Fund III for information with respect to the compensation to be paid to the Company and its affiliates and the allocations of income, losses, and cash distributions.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1999


                                TABLE OF CONTENTS

                                                                      PAGE
INDEPENDENT AUDITOR'S REPORT                                           1

CONSOLIDATED BALANCE SHEET                                             2

NOTES TO CONSOLIDATED BALANCE SHEET                                    3

                          INDEPENDENT AUDITOR'S REPORT

Stockholder
Commonwealth Capital Corp.

         We have audited the accompanying consolidated balance sheet of Commonwealth Capital Corp. and Subsidiaries as of February 28, 1999, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. and Subsidiaries as of February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended in conformity with generally accepted accounting principles.



                                               /s/ Fishbein & Company, P.C.

June 16, 1999

                           COMMONWEALTH CAPITAL CORP.

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1999

ASSETS

Cash and cash equivalents                                             $   28,544
Receivables from Income Funds                                            346,272
Other receivables                                                         64,754
Minimum lease payments receivable - Net of
     unearned interest income of $2,084,813                            5,260,000
Investment in income funds                                                16,200
Office furniture and equipment - Net of
     accumulated depreciation of $108,789                                 10,649
Deferred offering costs                                                  257,673
Other assets                                                               9,042
                                                                      ----------

                                                                      $5,993,134
                                                                      ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Accounts payable and accrued expenses                                 $  141,265
Due to Income Funds                                                       63,382
Nonrecourse obligations                                                5,260,000
                                                                      ----------

                                                                       5,464,647
                                                                      ----------
STOCKHOLDER'S EQUITY

Common stock -Par value $1
 Authorized 1,000 shares

   Issued and outstanding 10 shares                                           10
Retained Earnings                                                        528,477
                                                                      ----------

                                                                         528,487
                                                                      ----------
                                                                      $5,993,134
                                                                      ==========

See notes to consolidated financial statements

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

The Company is dependent on the compensation it receives from the Income Funds. This compensation may be reduced due to the financial performance of each Income Fund. There are certain Income Funds that have deferred fees subsequent to February 28, 1998 because distributions to the limited partners were reduced because of their financial performance. If the financial performance of additional Income Funds deteriorates and the distributions to the limited partners are reduced, there is no assurance that the Company would be able to continue to collect fees for services provided. Management believes that fees currently being collected will be sufficient to enable it to support its operations during the next year. Commission income is derived from Commonwealth Capital Securities Corp. which sells units of its affiliated partnerships through broker dealer firms to their respective customers throughout the United States.

 2. ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, CDI, and CDI's subsidiaries (the Company) (See Note 1). All significant interCompany transactions and balances have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At February 28, 1999 cash equivalents were invested in a money market fund investing directly in treasury obligations.

REVENUE RECOGNITION

The Company recognizes fees as earned in accordance with the various General Partnership and Trust Agreements. The Company recognizes commission income and brokerage fee expense on an accrual basis based on the trade date of the underlying customer transactions. Interest income on minimum lease payments receivable is recognized as earned.

INVESTMENT IN INCOME FUNDS

The Company accounts for its 1% interests in the Income Funds by the equity method. In 1998, certain Income Funds had liabilities in excess of their assets. As the Company, which serves the General Partner, is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income

INVESTMENT IN INCOME FUNDS (CONTINUED)

Funds of $63,382 at February 28, 1999 of which $17,269 was incurred during the year ended February 28, 1999. Financial information of the Income Funds as of December 31, 1998 is as follows:

                                                1998
                                          --------------
Total assets                               $ 24,883,000
Nonrecourse debt                              9,234,000
Other liabilities                             1,068,000
Partners' capital                            14,581,000
Net income (loss)                              (721,000)

The Company has guaranteed the performance of certain non-monetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 28, 1999 and have been eliminated in the consolidation of the accompanying financial statements.

Fee income earned by the Company from the Income Funds includes: (1) Equipment Acquisition Fees (4% of the purchase price of all equipment purchased by the Income Funds); (2) Debt Placement Fees (1% of financed equipment by the Income Funds); (3) Sales Fees Expense (3% of gross proceeds of sold equipment by the Income Funds); and (4) Equipment Management Fees (5% of the gross operating lease revenues of the Income Funds).

Approximately 64% of fee income for the year ended February 28, 1999, was from two Income Funds.

OFFICE FURNITURE AND EQUIPMENT

Office furniture and equipment are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets (ranging from 5 to 7 years

DEFERRED OFFERING COSTS

Deferred offering costs represent amounts incurred by the Company for the organization of an Income Fund. These costs are recovered from the Income Fund through fees as cash proceeds are raised through the sale of Limited Partnership Units during the offering period or if necessary the future operations of the Income Fund. Deferred offering costs at February 28, 1999, relate to an Income Fund whose offering period expires in July 2000.

3. LEASE COMMITMENTS

GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 1999 under these leases and certificates of participation are approximately $5,260,000 and are reflected as minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheet. Of these amounts, $4,110,000 are secured by mortgage insurance policies maintained by the lessee. The certificates mature at various dates through 2011. The Company recognized interest income and interest expense in connection with the lease purchase transactions of $395,375 for the year ended February 28, 1999.

Future minimum lease payments to be received as of February 28, 1998 are as follows:

2000                                                        903,828
2001                                                        906,935
2002                                                        683,324
2003                                                        684,490
Thereafter                                                4,166,236
                                                      ---------------
                                                          7,344,913
Less amount representing interest                         2,084,813
                                                      ===============
Total                                                   $ 5,260,000
                                                      ===============


The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in various dates through 2004. Rent expense under all operating leases was approximately $174,000 for the year ended February 28, 1999. Future minimum lease payments under noncancelable operating leases at February 28, 1999 are as follows: $150,000 in 1999; $11,000 in 2000; and $4,000 in 2001.

                  Year Ending February 28,
                  ------------------------
                         2000                              $ 154,000
                         2001                                146,000
                         2002                                141,000
                         2003                                143,000
                         2004                                146,000
                                                            ---------
                                                           $ 730,000

 PROFIT-SHARING PLAN

The Company has a profit-sharing plan covering all employees with one year of service and 21 years of age. Profit-sharing contributions are made at the discretion of management. There was no profit-sharing contribution for the years ended February 28, 1999.

RELATED PARTY TRANSACTIONS

For the years ended February 28, 1999, certain of the General Partner Subsidiaries agreed to waive or forgive the related Income Funds' obligations to pay certain equipment management, acquisition, and financing fees in the amount of $28,907. Accordingly, fee income from Income Funds is reflected net of these amounts.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return.

The Company has net operating loss carryforwards of approximately $235,000 and investment tax credit carryforwards of approximately $129,000 available to reduce future federal income taxes. If not used, the carryforwards will expire as follows

                                     NET OPERATING            INVESTMENT
YEAR ENDING FEBRUARY 28,                LOSSES                TAX CREDITS
                2000                  $                         $ 20,000
                2001                                              57,000
                2002                                              52,000
                2013                      38,000
                2019                     197,000
                                         -------

                                         235,000                $129,000

The Company also has net operating loss carryforwards of approximately $1,983,000 available to reduce future Pennsylvania state income taxes. If not used, the carryforwards will expire as follows:

Year Ending February 28,
                2006                              $   158,000
                2007                                  651,000
                2008                                  977,000
                2009                                  197,000
                                                   ----------

                                                  $1,983,000

At February 28, 1999, the Company has deferred income tax assets of $370,000 arising primarily from net operating loss and investment tax credit carryforwards, and deferred income tax liabilities of approximately $104,000 associated with ownership of general partnership interests in the various operating Income Funds. The Company has recorded a valuation allowance for the net deferred income tax assets of approximately $266,000 at February 28, 1999, because the Company concluded the future realization of the assets could not be reasonably assured based on current and expected operating results.

                              Financial Statements


                              Commonwealth Income &
                                 Growth Fund III


                   YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD
       JANUARY 27, 1998 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1998
                       WITH REPORT OF INDEPENDENT AUDITORS

                              Commonwealth Income &
                                 Growth Fund III

                              Financial Statements

          Year ended December 31, 1999 and the Period January 27, 1998
                 (Commencement Operations) to December 31, 1998

                                    CONTENTS

Report of Independent Auditors..................................1

Audited Financial Statements

Balance Sheets..................................................2
Statements of Operations........................................3
Statements of Partners' Capital.................................4
Statements of Cash Flows........................................5
Notes to Financial Statements...................................6


                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund III

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund III as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 1999 and for the period January 27, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period January 27, 1998 (commencement of operations) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                       /s/Ernst & Young LLP



Philadelphia, Pennsylvania
March 24, 2000

                              Commonwealth Income &
                                 Growth Fund III

                                 Balance Sheets



                                                                      DECEMBER 31
                                                                 1999            1998
                                                              -------------------------
ASSETS
Cash and cash equivalents                                     $  138,826     $  507,193
Lease income receivable                                          108,281         65,729
Accounts receivable - General Partner                              3,567             --
Other receivables                                                     37          1,912

Computer equipment, at cost                                    3,355,144      1,453,742
Accumulated depreciation                                        (949,291)      (238,240)
                                                              -------------------------
                                                               2,405,853      1,215,502

Equipment acquisition costs and deferred expenses, net
 of accumulated amortization of $61,939 for 1999 and
 $20,779 for 1998                                                 89,253         51,748
Organization costs, net of accumulated amortization
 of $4,248 for 1998                                                   --         18,252
                                                              -------------------------
Total assets                                                  $2,745,817     $1,860,336
                                                              -------------------------
                                                              -------------------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                              $   26,785     $   38,355
Accounts payable - General Partner                                    --            349
Unearned lease income                                             59,258         52,192
Note payable                                                     976,142          8,442
                                                              -------------------------
Total liabilities                                              1,062,185         99,338

Partners' capital:
    General Partner                                                1,000          1,000
    Limited partners                                           1,682,632      1,759,998
                                                              -------------------------
Total partners' capital                                        1,683,632      1,760,998
                                                              -------------------------
Total liabilities and partners' capital                       $2,745,817    $ 1,860,336
                                                              -------------------------
                                                              -------------------------


SEE ACCOMPANYING NOTES.

                              Commonwealth Income &
                                 Growth Fund III
                            Statements of Operations


                                                                                FOR THE PERIOD
                                                                               JANUARY 27, 1998
                                                                               (COMMENCEMENT OF
                                                                   YEAR ENDED     OPERATIONS)
                                                                  DECEMBER 31,  TO DECEMBER 31,
                                                                     1999           1998
                                                                  -----------------------------
Income:
    Lease                                                         $  937,851      $306,249
    Interest and other                                                16,107        37,797
                                                                  -----------------------------
                                                                     953,958       344,046
Expenses:

    Operating, excluding depreciation                                275,066        46,632
    Equipment management fee - General Partner                        46,893        15,313
    Depreciation                                                     826,051       238,240
    Amortization of organization and equipment acquisition costs
       and deferred expenses                                          59,412        25,027
    Interest                                                          55,270           584
                                                                  -----------------------------
                                                                   1,262,692       325,796
                                                                  -----------------------------
Net (loss) income                                                 $ (308,734)     $ 18,250
                                                                  -----------------------------
                                                                  -----------------------------

Net (loss) income per equivalent limited partnership unit         $    (2.62)     $   .16
                                                                  -----------------------------
                                                                  -----------------------------

Weighted average number of equivalent limited partnership units
    outstanding during the period                                    118,562       100,707
                                                                  -----------------------------
                                                                  -----------------------------



SEE ACCOMPANYING NOTES.

                              Commonwealth Income &
                                 Growth Fund III
                         Statements of Partners' Capital



                                         GENERAL   LIMITED
                                         PARTNER   PARTNER      GENERAL       LIMITED
                                          UNITS     UNITS       PARTNER       PARTNERS      TOTAL
                                         ------------------------------------------------------------
Initial contribution and balance at
   commencement of operations               50          25       $ 1,000    $      500    $    1,500
Contributions January 27, 1998
   through December 31, 1998                --     107,117            --     2,142,340     2,142,340
Offering costs                              --          --            --      (234,641)     (234,641)
Net income                                  --          --         1,691        16,559        18,250
Distributions                               --          --        (1,691)     (164,760)     (166,451)
                                         ------------------------------------------------------------
Partners' capital, December 31, 1998        50     107,142         1,000     1,759,998     1,760,998
Contributions through December 31, 1999     --      25,792            --       515,849       515,849
Offering costs                              --          --            --       (56,486)      (56,486)
Net income (loss)                           --          --         2,191      (310,925)     (308,734)
Distributions                               --          --        (2,191)     (225,804)     (227,995)
                                         ------------------------------------------------------------
Partners' capital, December 31, 1999        50     132,934       $ 1,000    $1,682,632    $1,683,632
                                         ------------------------------------------------------------
                                         ------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                              Commonwealth Income &
                                 Growth Fund III

                            Statements of Cash Flows


                                                                                  FOR THE PERIOD
                                                                                 JANUARY 27, 1998
                                                                                  (COMMENCEMENT
                                                                   YEAR ENDED     OF OPERATIONS)
                                                                   DECEMBER 31,  TO DECEMBER 31,
                                                                      1999            1998
                                                                  ------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                    $(308,734)   $   18,250
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

       Depreciation and amortization                                   885,463       263,267
       Other noncash activities included in determination of net
          (loss) income                                               (318,386)      (10,454)
       Changes in operating assets and liabilities:
          Lease income receivable                                      (42,552)      (65,729)
          Other receivables                                              1,875        (1,912)
          Accounts payable                                             (11,570)       38,355
          Accounts receivable/payable - General Partner                 (3,916)          349
          Unearned lease income                                          7,066        52,192
          Organization costs paid to the General Partner                    --       (22,500)
                                                                  ------------------------------
Net cash provided by operating activities                              209,246       271,818

INVESTING ACTIVITIES

Capital expenditures                                                  (730,316)    (1,448,552)
Equipment acquisition fees paid to the General Partner                 (66,279)       (72,527)
                                                                  ------------------------------
Net cash used in investing activities                                 (796,595)    (1,521,079)
FINANCING ACTIVITIES
Partners contributions                                                 515,849      2,142,340
Proceeds from note payable                                                  --         13,706
Offering costs paid to affiliate                                       (46,426)      (192,856)
Offering costs paid to the General Partner                             (10,060)       (41,785)
Distributions to partners                                             (227,995)      (166,451)
Debt placement fee paid to the General Partner                         (12,386)            --
                                                                  ------------------------------
Net cash provided by financing activities                              218,982      1,754,954
                                                                  ------------------------------
Net (decrease) increase in cash and cash equivalents                  (368,367)       505,693
Cash and cash equivalents at beginning of period                       507,193          1,500
                                                                  ------------------------------
Cash and cash equivalents at end of period                           $ 138,826    $   507,193
                                                                  ------------------------------
                                                                  ------------------------------



SEE ACCOMPANYING NOTES.

                              Commonwealth Income &
                                 Growth Fund III

                          Notes to Financial Statements

                                December 31, 1999


1. THE PARTNERSHIP

Commonwealth Income & Growth Fund III (the "Partnership") is a limited partnership. The Partnership is currently offering for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the "Offering") and expect to issue such units on a monthly basis. The Offering will terminate at the close of business on July 31, 2000 unless sooner terminated by the General Partner or extended. The Partnership will use proceeds of the Offering to acquire, own, lease, and sell various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's general partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of Commonwealth Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to have sold or otherwise disposed of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2009.

Allocations of income and distributions of cash are based on Commonwealth Income & Growth Fund III, Limited Partnership Agreement (the "Agreement"). The various allocations prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. For a limited partner's unit outstanding for all of 1999, distributions during 1999 reflect a return of capital in the amount of approximately $1.90 per limited partnership unit. For a limited partner's unit outstanding from the Offering's first close on January 27, 1998, distributions during 1998 reflected a return of capital in the amount of approximately $1.63 per limited partnership unit. (For a limited partner's unit acquired during either 1998 or 1999, the return of capital would be less than these amounts.) Annual cash distributions to all partners in subsequent years will be made at a rate of 10% of original contributed capital. In the event the Partnership is unable to distribute sufficient cash to meet the intended preferred distribution, such amounts will be deferred with no interest until sufficient cash flow is available, as determined by the General Partner or until the liquidation of the Partnership. The Partnership may also reduce distributions to its partners if it deems necessary.

                              Commonwealth Income &
                                 Growth Fund III

                    Notes to Financial Statements (continued)


2. ACCOUNTING POLICIES

REVENUE RECOGNITION

Through December 31, 1999, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets, when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

During 1999, the Partnership identified specific computer equipment and associated equipment acquisition costs which were evaluated due to technological changes. The Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $115,000 in the fourth quarter of 1999 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. There were no adjustments during 1998.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of 4 years. Other deferred expenses are amortized on a straight-line basis over 2 to 5 year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

                              Commonwealth Income &
                                 Growth Fund III

                    Notes to Financial Statements (continued)


2. ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

NET (LOSS) INCOME PER EQUIVALENT LIMITED PARTNERSHIP UNIT

The net (loss) income per equivalent limited partnership unit is computed based upon net (loss) income allocated to the limited partners and the weighted average number of equivalent limited partnership units outstanding during the period.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," was issued which requires that the costs associated with such activities be expensed as incurred. SOP 98-5 was required to be adopted in the first quarter of 1999 and resulted in the write-off of $18,000 of unamortized organization costs.

                              Commonwealth Income &
                                 Growth Fund III

                    Notes to Financial Statements (continued)


3. COMPUTER EQUIPMENT

The Partnership is the lessor of equipment under operating leases with periods ranging from 24 to 36 months. In general, associated costs such as repairs and maintenance, insurance, and property taxes are paid by the lessee.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 1999:

                       2000                     $1,031,136
                       2001                        687,902
                       2002                        162,061
                                                ----------
                                                $1,881,099
                                                ----------
                                                ----------



Lease income from four lessees, each exceeding 10% of total lease income, aggregated 80% of lease income for the year ended December 31, 1999.

Lease income from two lessees, each exceeding 10% of total lease income, aggregated 88% of lease income for the year ended December 31, 1998.

4. RELATED PARTY TRANSACTIONS

ORGANIZATIONAL FEE

The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 1999 and 1998, such organizational fees of approximately $5,000 and $64,000, respectively, were paid to the General Partner.

SELLING COMMISSION AND DEALER MANAGER FEES

The Partnership will pay to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager fees, after the required $1,500,000 minimum subscription amount has been sold. During 1999 and 1998, selling commissions and dealer manager fees of approximately $46,000 and $193,000, respectively, were paid to CCSC.

                              Commonwealth Income &
                                 Growth Fund III

                    Notes to Financial Statements (continued)


4. RELATED PARTY TRANSACTIONS (CONTINUED)

REIMBURSEMENT OF EXPENSES

The General Partner and its Affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies, or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 1999 and 1998, $26,000 and $7,500, respectively, of expenses were reimbursed to the General Partner. During 1999, the General Partner also received reimbursement of $21,000 of expenses relating to 1998.

EQUIPMENT ACQUISITION FEE

The General Partner is entitled to be paid an equipment Acquisition Fee of 4% of the Purchase Price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease thereof or sale under a conditional sales contract. The fee is paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds of the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 1999 and 1998, equipment acquisition fees of approximately $66,000 and $73,000, respectively, were paid to the General Partner.

DEBT PLACEMENT FEE

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its Affiliates. During 1999, debt placement fees of approximately $12,000 were paid to the General Partner. No debt placement fees were paid during 1998.

                              Commonwealth Income &
                                 Growth Fund III

                    Notes to Financial Statements (continued)


4. RELATED PARTY TRANSACTIONS (CONTINUED)

EQUIPMENT MANAGEMENT FEE

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the Gross Lease Revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 1999 and 1998, equipment management fees of approximately $47,000 and $15,000, respectively, were paid to the General Partner, as determined pursuant to section (ii) above.

EQUIPMENT LIQUIDATION FEE

With respect to each item of equipment sold by the General Partner (other than in connection with a Conditional Sales Contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the Limited Partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 1999 and l998.

                              Commonwealth Income &
                                 Growth Fund III

                    Notes to Financial Statements (continued)


5. NOTE PAYABLE

Notes payable consisted of the following:


                                                                              1999        1998
                                                                             -------------------
Installment note payable to a bank; interest at 6.60%; due in monthly
    installments of $4,983 including interest through January 2002           $116,093   $     --
Installment note payable to a bank; interest at 6.60%; due in
    monthly installments of $9,951 including interest through January 2002    231,851         --
Installment note payable to a bank; interest at 7.12%; due in
    monthly installments of $4,685 including interest through March 2002      116,850         --
Installment note payable to a bank; interest at 6.75%; due in
    monthly installments of $19,800 including interest through April 2002     511,618         --
Installment note payable to a bank; interest at 7.15%; due in
    monthly installments of $685 including interest through December 1999          --      8,442
                                                                             -------------------
                                                                             $976,142   $  8,442
                                                                             -------------------
                                                                             -------------------



These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 1999 are as follows:


              2000               $420,057
              2001                449,242
              2002                106,843
                                 --------
                                 $976,142
                                 --------
                                 --------


The fair market value of debt approximates its carrying value at December 31, 1999 and 1998.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Other noncash activities included in determination of net income are as follows:



                                                     1999       1998
                                                   -------------------
Lease income, net of interest expense on
    notes payable realized as a result of direct
    payment of principal by lessee to bank         $270,908   $  5,264
Lease income paid to original lessor in lieu
    of cash payment for computer equipment
    acquired                                         47,478      5,190
                                                   -------------------
Total adjustment to net income from other
    noncash activities                             $318,386   $ 10,454
                                                   -------------------
                                                   -------------------



No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Debt assumed in connection with the
purchase of computer equipment                    $1,238,608  $     --



7. RECONCILIATION OF NET LOSS REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE INCOME ON THE FEDERAL PARTNERSHIP RETURN


                                                      1999        1998
                                                   ----------------------
Net loss for financial reporting purposes          $(308,734)   $  18,250
    Adjustments:
       Depreciation                                  316,429       92,865
       Amortization                                   37,766       14,709
       Unearned lease income                         (14,316)      21,345
       Other                                         (10,838)      13,502
                                                   ----------------------
Taxable income on the Federal Partnership Return   $  20,307    $ 160,671
                                                   ----------------------
                                                   ----------------------

8. SUBSEQUENT EVENT

Subsequent to December 31, 1999, the Partnership issued 4,591 limited partnership units and raised approximately $90,763 of net proceeds.