Form 10-Q
period 2000-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2000-05-15
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                   YES  [X]                            NO   [   ]

                        COMMONWEALTH INCOME & GROWTH III
                                 Balance Sheets

                                                          March 31,         March 31,
                                                            2000              1999
                                                         -----------       -----------
ASSETS
Cash and cash equivalents                                $   125,568       $   336,420
Lease income receivable                                       95,104            54,305
ACCOUNTS RECEIVABLE - GENERAL PARTNER                          3,567            11,014
Other receivables and deposits                                    37             9,371

Computer equipment, at cost                                3,625,236         2,156,537
Accumulated depreciation                                  (1,180,283)         (355,464)
                                                         -----------       -----------
                                                           2,444,953         1,215,502
Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $47,295 in
1999 and $20,779 in 1998                                      92,354            51,748

Organization costs, net of accumulated amortization
of $7,919 in 1999 and $4,248 in 1998                              --            22,333
                                                         -----------       -----------
TOTAL ASSETS                                             $ 2,761,546       $ 1,860,336
                                                         ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                         $    26,307       $     2,790
Accounts payable - General Partner                                --                --
Unearned lease income                                         46,505            53,101
Notes payable                                              1,027,895           469,735
                                                         -----------       -----------
Total liabilities                                          1,100,707           525,626
Partners' capital:
General partner                                                1,000             1,000
Limited partner                                            1,659,876         1,766,807
                                                         -----------       -----------
Total partners' capital                                    1,660,876         1,760,998
                                                         -----------       -----------
Total Liabilities and partners' equity                   $ 2,761,583       $ 1,860,336
                                                         ===========       ===========


                             See accompanying notes

                        Commonwealth Income & Growth Fund III

                              Statements of Operations

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2000            1999
                                                       ---------       ---------
Income:
Lease                                                  $ 290,176         154,905
Interest and other                                        13,041           3,262
                                                       ---------       ---------
                                                         303,217         158,167
Expenses:
Operating, excluding depreciation                         57,453          15,473
Equipment management fee - General Partner                19,729           7,745
Interest                                                  16,595           2,927
Depreciation                                             230,992         117,224
Amortization of organizastion costs, equipment
  acquisition costs and deferred expenses                 13,341           7,987
                                                       ---------       ---------
                                                         338,110         151,356
                                                       ---------       ---------
Net income (loss)                                      $ (34,893)      $   6,811
                                                       =========       =========
Net income (loss) per equivalent limited
  partnership unit                                     $   (0.39)      $   (0.18)
                                                       =========       =========
Weighted Average number of equivalent limited
  partnership units outstanding during the period        136,891         118,562
                                                       =========       =========


                             See accompanying notes

                       COMMONWEALTH INCOME GROWTH FUND III

                         STATEMENT OF PARTNERS' CAPITAL


                                                           PARTNER UNITS           GENERAL     LIMITED
                                                        GENERAL      LIMITED       PARTNER     PARTNER        TOTAL
                                                   -------------------------------------------------------------------
Initial contribution - January 27, 1998                    50               25 $     1,000 $         500 $      1,500
Contributions                                                          107,117                 2,142,340    2,142,340
Offering costs                                                                                  (234,641)    (234,641)
Net income                                                                           1,691        16,559       18,250
Distributions                                                                       (1,691)     (164,760)    (166,451)

                                                   -------------------------------------------------------------------
Partners' capital - December 31, 1998                      50          107,142       1,000     1,759,998    1,760,998

Contributions                                                           25,792                   515,849      515,849
Offering costs                                                                                   (56,486)     (56,486)
Net income (loss)                                                                    2,191      (310,925)    (308,734)
Distributions                                                                       (2,191)     (225,804)    (227,995)

                                                   -------------------------------------------------------------------
 Partners' capital December 31, 1999                       50          132,934 $     1,000 $   1,682,632 $  1,683,632

Contributions                                                            4,591                    91,817       91,817
Offering costs                                                                                   (10,629)     (10,629)
Net income (loss)                                                                      622       (34,893)     (34,271)
Distributions                                                                         (622)      (69,051)     (69,673)

                                                   -------------------------------------------------------------------
 Partners' capital March 31, 2000                          50          137,525 $     1,000     1,659,876 $  1,660,876


                             See accompanying notes

                      Commonwealth Income & Growth Fund III
                             Statement of Cash Flows
                    For theThree Months Ended March 31, 2000
                                       and
      From January 27, 1998 (Commencement of Operations) to March 31, 1999


                                                          2000           1999
                                                        --------       --------
Operating activities
Net Income                                               (34,893)         6,811
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            244,333        125,211
Other noncash activities included in
determination of net income                               49,815        (27,673)
Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable            13,177         11,424
(Increase) decrease in other receivables                      --         (7,459)
Increase (decrease) in accounts payable                     (478)       (35,565)
Increase (decrease) in accounts payable -
Commonwealth Capital Corp.                                    --             --
Increase (decrease) in accounts payable -
General Partner                                               --        (11,363)
Increase (decrease) in unearned lease income             (12,753)           909
Organization cost paid to the General Partner                964           (613)
                                                        --------       --------
Net cash provided by operating activities                260,165         61,682
                                                        --------       --------
Investing activities:
Capital expenditures                                    (270,092)      (213,829)
Equipment acquisition fees paid to General Partner       (13,845)       (13,735)
                                                        --------       --------
Net cash provided by investing activities               (283,937)      (227,564)

Financing activities:
Partners' contributions                                   91,817         58,418
Offering costs                                           (10,629)        (6,397)
Debt placement fees paid to General Partner               (1,633)        (4,889)
Distributions to partners                                (69,051)       (52,023)
                                                        --------       --------
Net cash used by financing activities                     10,504         (4,891)
                                                        --------       --------
Net increase (decrease) in cash and equivalents          (13,258)      (170,773)
Cash and cash equivalents, begining of year              138,826        507,193
                                                        --------       --------
Cash and cash equivalents, end of period                 125,568        336,420
                                                        ========       ========

                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND III

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

BASIS OF PRESENTATION

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund I (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

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

                     Commonwealth Income & Growth Fund III

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1999. On that date, subscribers for 76,284 Units were admitted as Limited Partners of the Partnership. Through March 31, 2000, subscribers owning an additional 61,741 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the three months ended March 31, 2000 and 1999 were from Partners' contributions of $92,000 and $58,000, respectively. The primary uses of cash for the three months ended March 31, 2000 and 1999 were for the payment of offering costs of $11,000 and $6,000, respectively, the payment of preferred distributions to partners of $69,000 and $51,000, respectively, the payment of acquisition fees of $92,000 and $59,000, respectively, and capital expenditures of $270,000 for the purchase of computer equipment for the three months ended March 31, 2000.

Currently, Partners' contributions from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2000 and December 31, 1999 the Partnership had approximately $125,000 and $139,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $1,137,000 for the year ending December 31, 2000 and $1,000,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available.

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2000, the Partnership recognized income of $303,000 and expenses of $338,000, resulting in net loss of $35,000. For the quarter ended March 31, 1999, the Partnership recognized income of $158,000, and expenses of $151,000, resulting in net income of $7,000.

During the three months ended March 31, 2000, the Partnership expended $25,000 and assumed debt of $270,000 to acquire six leases, which generated approximately $16,000 in revenue.

Interest income increased 250% from $3,000 for the quarter ended March 31, 1999 to $13,000 for the quarter ended March 31, 2000, primarily due to increased cash balances in interest bearing accounts..

Operating expenses, excluding depreciation, primarily consist of accounting, legal and outside service fees. The expense for the three months ended March 31, 2000 was approximately $57,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment which is subject to operating leases. The expense for the three months ended March 31, 2000, was approximately $20,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expense for the three months ended March 31, 2000, was approximately $245,000.

For the three month period ended March 31, 2000, the Partnership generated cash flow from operating activities of $260,000, which includes net loss of $(35,000), and depreciation and amortization expenses of $245,000. Other noncash activities included in the determination of net income includes direct payments of lease income by lessees to banks of $50,000.

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

                                      COMMONWEALTH INCOME & GROWTH FUND III
                                        BY: COMMONWEALTH INCOME & GROWTH
                                             FUND, INC. General Partner

May 15, 2000                          By: George S. Springsteen
----------------                      -----------------------------
Date                                  George S. Sprinsteen
                                      President