Form 10-Q
period 2000-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2000-08-14
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

                                 YES [X] NO [ ]

                                COMMONWEALTH INCOME & GROWTH III
                                         Balance Sheets



                                                                     (Audited)
                                                    June 30,        December 31,
                                                      2000              1999
                                                  -----------       ------------
Assets
Cash and cash equivalents                         $   164,759       $   138,826
Lease income receivable                               111,654           108,281
Accounts Receivable - General Partner                    --               3,567
Other receivables and deposits                             37                37

Computer equipment, at cost                         3,673,489         3,355,144
Accumulated depreciation                           (1,406,772)         (949,291)
                                                  -----------       -----------
                                                    2,543,167         2,405,853
Equipment acquisition costs and deferred
expenses, net of accumulated amortization of
$86,777 in 2000 and $61,939 in 1999                    94,552            89,253
Organization costs, net of accumulated
amortization of $12,236 in 2000                        16,902              --
                                                  -----------       -----------
Total Assets                                      $ 2,654,621       $ 2,745,817
                                                  ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                  $    22,182       $    26,785
Accounts payable - General Partner                     16,793              --
Unearned lease income                                  64,170            59,258
Notes payable                                         951,233           976,142
                                                  -----------       -----------
Total liabilities                                   1,054,378         1,062,185
Partners' capital:
General partner                                         1,000             1,000
Limited partner                                     1,599,243         1,682,632
                                                  -----------       -----------
Total partners' capital                             1,600,243         1,683,632
                                                  -----------       -----------
Total Liabilities and partners' equity            $ 2,654,621       $ 2,745,817
                                                  ===========       ===========

                        Commonwealth Income & Growth Fund III

                              Statements of Operations

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                         2000            1999             2000            1999
                                                       -------------------------       -------------------------
Income:
Lease                                                  $ 307,330       $ 187,094       $ 597,506       $ 341,999
Interest and other                                        (7,066)          4,055           5,975           7,317
                                                       ---------       ---------       ---------       ---------
                                                         300,264         191,149         603,481         349,316

Expenses:
Operating, excluding depreciation                         41,542          39,987          98,995          55,451
Equipment management fee - General Partner                10,122          11,427          29,851          19,173
Interest                                                  17,540         134,784          34,135         252,008
Depreciation                                             226,489           8,432         457,481          10,496
Amortization of organizastion costs, equipment
  acquisition costs and deferred expenses                 14,085           7,569          27,426          16,420
                                                       ---------       ---------       ---------       ---------
                                                         309,778         202,199         647,888         353,548
                                                       ---------       ---------       ---------       ---------
Net income (loss)                                      $  (9,514)      $ (11,050)      $ (44,407)      $  (4,232)
                                                       =========       =========       =========       =========


Net income (loss) per equivalent limited
  partnership unit                                     $   (0.07)      $   (0.10)      $   (0.32)      $   (0.02)
                                                       =========       =========       =========       =========

Weighted Average number of equivalent limited
  partnership units outstanding during the period        138,350         113,937         138,350         190,995
                                                       =========       =========       =========       =========

                             See accompanying notes


                                                      PARTNER UNITS                GENERAL           LIMITED
                                                 GENERAL          LIMITED          PARTNER           PARTNER           TOTAL
                                                 ------------------------------------------------------------------------------
Initial contribution - January 27, 1998               50                25       $     1,000       $       500      $     1,500
Contributions                                                      107,117                           2,142,340        2,142,340
Offering costs                                                                                        (234,641)        (234,641)
Net income                                                                             1,691            16,559           18,250
Distributions                                                                         (1,691)         (164,760)        (166,451)
                                                 ------------------------------------------------------------------------------
Partners' capital - December 31, 1998                 50           107,142             1,000         1,759,998        1,760,998

Contributions                                                       25,792                             515,849          515,849
Offering costs                                                                                         (56,486)          (56,486)
Net income (loss)                                                                      2,191          (310,925)         (308,734)
Distributions                                                                         (2,191)         (225,804)         (227,995)

                                                 ------------------------------------------------------------------------------
Partners' capital December 31, 1999                   50           132,934       $     1,000       $ 1,682,632      $ 1,683,632

Contributions                                                        5,816                             116,318           116,318
Offering costs                                                                                         (12,737)          (12,737)
Net income (loss)                                                                      1,413           (45,820)          (44,407)
Distributions                                                                         (1,413)         (141,150)         (142,563)
                                                 -------------------------------------------------------------------------------
Partners' capital June 30, 2000                       50           138,750       $     1,000         1,599,243       $ 1,600,243
                                                 ===============================================================================

                             See accompanying notes

                      Commonwealth Income & Growth Fund III
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999

                                                           2000            1999
                                                        -------------------------
Operating activities
Net Income                                              $ (44,407)      $  (4,232)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                             484,907         268,745
Other noncash activities included in
determination of net income                               (24,909)        (56,342)
Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable             (3,373)         14,688
(Increase) decrease in other receivables                     --            (7,459)
Increase (decrease) in accounts payable                    (4,603)        (34,639)
Increase (decrease) in accounts payable -
General Partner                                            20,360              12
Increase (decrease) in unearned lease income                4,912          (8,694)
Organization cost paid to the General Partner              (1,221)           --
                                                        ---------       ---------
Net cash provided by operating activities                 431,666         172,079
                                                        ---------       ---------

Investing activities:
Capital expenditures                                     (318,345)       (489,106)
Equipment acquisition fees paid to General Partner        (44,179)        (55,318)
                                                        ---------       ---------
Net cash used by investing activities                    (362,524)       (544,424)

Financing activities:
Partners' contributions                                   116,318         191,033
Offering costs                                            (12,737)        (42,244)
Debt placement fees paid to General Partner                (4,227)
Distributions to partners                                (142,563)       (108,439)
                                                        ---------       ---------
Net cash used by financing activities                     (43,209)         40,350

                                                        ---------       ---------
Net increase (decrease) in cash and equivalents            25,933        (331,995)
Cash and cash equivalents, begining of year               138,826         507,193
                                                        ---------       ---------
Cash and cash equivalents, end of period                $ 164,759       $ 175,198
                                                        =========       =========

                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND III

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000



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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1999. On that date, subscribers for 76,284 Units were admitted as Limited Partners of the Partnership. Through June 30, 2000, subscribers owning an additional 62,466 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the six months ended June 30, 2000 and 1999 were from Partners' contributions of $116,000 and $191,000, respectively. The primary uses of cash for the six months ended June 30, 2000 and 1999 were for the payment of offering costs of $13,000 and $42,000, respectively, the payment of preferred distributions to partners of $143,000 and $108,000, respectively, the payment of acquisition fees of $4,000 and capital expenditures of $318,000 for the purchase of computer equipment for the six months ended June 30, 2000.

Currently, Partners' contributions from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2000 and December 31, 1999 the Partnership had approximately $163,000 and $129,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2000, the Partnership had future minimum rentals on non-cancelable operating leases of $1,137,000 for the year ending December 31, 2000 and $1,000,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available.

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2000, the Partnership recognized income of $598,000 and expenses of $648,000, resulting in net loss of $44,000. For the three months ended June 30, 1999, the Partnership recognized income of $300,000, and expenses of $310,000, resulting in a net loss of $10,000.

During the six months ended June 30, 2000, the Partnership expended $318,000 and assumed debt of $358,000 to acquire seven leases, which generated approximately $16,000 in revenue.

Interest income increased 42% from $4,000 for the quarter ended June 30, 1999 to $7,000 for the quarter ended June 30, 2000, primarily due to increased cash balances in interest bearing accounts.

Operating expenses, excluding depreciation, primarily consist of accounting, legal and outside service fees. The expense for the six months ended June 30, 2000 was approximately $164,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment, which is subject to operating leases. The expense for the six months ended June 30, 2000, was approximately $30,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expense for the six months ended June 30, 2000, was approximately $484,000.

For the three month period ended June 30, 2000, the Partnership generated cash flow from operating activities of $172,000, which includes net loss of $10,000, and depreciation and amortization expenses of $240,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $135,000.

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



                                       COMMONWEALTH INCOME & GROWTH FUND III
                                         BY: COMMONWEALTH INCOME & GROWTH
                                            FUND, INC. General Partner




August 14, 2000                        By:  /s/ George S. Springsteen
---------------                        ---------------------------------
Date                                   George S. Sprinsteen
                                       President