Form 10-Q
period 2000-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2000-11-13
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                YES  [X]                       NO   [ ]

                        Commonwealth Income & Growth III
                                 Balance Sheets



                                                                           (AUDITED)
                                                        SEPTEMBER 30,     DECEMBER 31,
                                                           2000               1999
                                                        -----------       -----------
Assets
Cash and cash equivalents                               $   240,725       $   138,826
Lease income receivable                                      71,874           108,281
Accounts Receivable - General Partner                            --             3,567
Other receivables and deposits                                   --                37

Computer equipment, at cost                               3,507,310         3,355,144
Accumulated depreciation                                 (1,421,713)         (949,291)

                                                        -----------       -----------
                                                          2,085,597         2,405,853
Equipment acquisition costs and deferred expenses,
net of accumulated amortization of $102,811 in
2000 and $61,939 in 1999                                     72,780            89,253

                                                        -----------       -----------

Total Assets                                            $ 2,470,976       $ 2,745,817
                                                        ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
Accounts payable                                        $    19,577       $    26,785
Accounts payable - General Partner                            4,880                --
Accounts payable - Commonwealth Capital Corp.                 7,734                --
Unearned lease income                                            --            59,258
Notes payable                                               827,755           976,142

                                                        -----------       -----------
Total liabilities                                           859,946         1,062,185
Partners' capital:
General partner                                               1,000             1,000
Limited partner                                           1,610,030         1,682,632

                                                        -----------       -----------
Total partners' capital                                   1,611,030         1,683,632

                                                        -----------       -----------

Total Liabilities and partners' equity                  $ 2,470,976       $ 2,745,817
                                                        ===========       ===========


                             See accompanying notes

                      Commonwealth Income & Growth Fund III

                            Statements of Operations




                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                              2000            1999             2000             1999
                                                          -----------------------------   --------------------------------
Income:
Lease                                                  $   359,431       $   266,838       $   956,937       $   608,837
Interest and other                                           2,349             4,789             8,324            12,106
                                                       -----------       -----------       -----------       -----------
                                                           361,780           271,627           965,261           620,943

Expenses:
Operating, excluding depreciation                           76,103            89,133           175,098           144,580
Equipment management fee - General Partner                  15,627            14,541            45,478            33,714
Interest                                                    15,343            20,917            49,478            31,414
Depreciation                                               244,387           245,890           701,868           497,898
Amortization of organization costs, equipment
  acquisition costs and deferred expenses                   22,694             7,569            50,120            46,988
Loss on sale of computer equipment                         118,807                --           118,807                --
                                                       -----------       -----------       -----------       -----------
                                                           492,961           378,050         1,140,849           754,594
                                                       -----------       -----------       -----------       -----------
Net income (loss)                                      $  (131,181)      $  (106,423)      $  (175,588)      $  (133,651)
                                                       ===========       ===========       ===========       ===========

Net income (loss) per equivalent limited
  partnership unit                                     $     (0.93)      $     (0.88)      $     (1.27)      $     (1.15)
                                                       ===========       ===========       ===========       ===========

Weighted Average number of equivalent limited
  partnership units outstanding during the period          144,218           120,935           138,408           116,378
                                                       ===========       ===========       ===========       ===========


                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND III

                         STATEMENTS OF PARTNERS' CAPITAL



                                                         PARTNER UNITS    GENERAL        LIMITED
                                             GENERAL        LIMITED       PARTNER        PARTNER         TOTAL
                                             --------------------------------------------------------------------
Initial contribution - January 27, 1998         50             25    $     1,000     $       500     $     1,500
Contributions                                             107,117                      2,142,340       2,142,340
Offering costs                                                555                       (234,641)       (234,641)
Net income                                                   5555          1,691          16,559          18,250
Distributions                                                 555         (1,691)       (164,760)       (166,451)
                                             --------------------------------------------------------------------
Partners' capital - December 31, 1998           50        107,142          1,000       1,759,998       1,760,998

Contributions                                              25,792                        515,849         515,849
Offering costs                                                                           (56,486)        (56,486)
Net income (loss)                                                          2,191        (310,925)       (308,734)
Distributions                                                             (2,191)       (225,804)       (227,995)
                                             --------------------------------------------------------------------
 Partners' capital December 31, 1999            50        132,934          1,000       1,682,632       1,683,632

Contributions                                              18,244                        364,880         364,880
Offering costs                                                                           (39,955)        (39,955)
Net income (loss)                                                          2,197        (177,785)       (175,588)
Distributions                                                             (2,917)       (219,742)       (221,939)
                                             --------------------------------------------------------------------
 Partners' capital September 30, 2000           50        151,178    $     1,000     $ 1,610,030     $ 1,611,030
                                             ====================================================================



                             See accompanying notes

                              Commonwealth Income & Growth Fund III
                                     Statement of Cash Flows
                      For the Nine Months Ended September 30, 2000 and 1999



                                                          2000            1999

                                                      -----------     -----------
Operating activities
Net Income (loss)                                     $  (175,588)    $  (133,651)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            751,,988         544,886
(Gain) loss on sale of computer equipment                 118,807              --
Other noncash activities included in
determination of net income                              (148,387)       (246,591)
Changes in operating assets and liabilities:
(Increase) decrease in lease income receivable             36,407         (23,499)
(Increase) decrease in other receivables                       37          (6,966)
Increase (decrease) in accounts payable                    (7,208)         17,436
Increase (decrease) in accounts payable -
    General Partner                                         8,447              --
Increase (decrease) in accounts payable -                                      --
    Commonwealth Capital Corp.                              7,734
Increase (decrease) in unearned lease income              (59,258)         15,270
Organization cost paid to the General Partner              (9,247)             --

                                                      -----------     -----------

Net cash provided by operating activities                 523,732         166,885
                                                      -----------     -----------

Investing activities:
Capital expenditures                                     (560,073)       (507,335)
Equipment acquisition fees paid to General Partner        (22,172)        (66,236)
Net proceeds from the sale of equipment                    59,654              --
                                                      -----------     -----------

Net cash used by investing activities                    (522,591)       (573,571)
                                                      -----------     -----------

Financing activities:
Partners' contributions                                   364,880       2,527,203
Offering costs                                            (39,955)       (350,337)
Debt placement fees paid to General Partner                (2,228)             --
Distributions to partners                                (221,939)       (342,430)

                                                      -----------     -----------

Net cash used by financing activities                     100,758       1,834,436
                                                      -----------     -----------

Net increase (decrease) in cash and equivalents           101,899        (206,829)
Cash and cash equivalents, begining of year               138,826         507,193

                                                      -----------     -----------
Cash and cash equivalents, end of period              $   240,725     $   258,217
                                                      ===========     ===========


                             See accompanying notes

                      COMMONWEALTH INCOME & GROWTH FUND III

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000



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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1999. On that date, subscribers for 76,284 Units were admitted as Limited Partners of the Partnership. Through September 30, 2000, subscribers owning an additional 74,894 Units were admitted as Limited Partners.

The Partnership's primary sources of capital for the nine months ended September 30, 2000 and 1999 were from Partners' contributions of $365,000 and $357,000, respectively. The primary uses of cash for the nine months ended September 30, 2000 and 1999 were for the payment of offering costs of $40,000 and $40,000, respectively, the payment of preferred distributions to partners of $222,000 and $173,000, respectively, the payment of acquisition fees of $22,000 and capital expenditures of $560,000 for the purchase of computer equipment for the nine months ended September 30, 2000.

Currently, Partners' contributions from the Partnership's leases are invested in money market accounts investing directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2000 and December 31, 1999 the Partnership had approximately $240,000 and $129,000, respectively, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2000, the Partnership had future minimum rentals on non-cancelable operating leases of $1,137,000 for the year ending December 31, 2000 and $1,000,000, thereafter. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2000, the Partnership recognized income of $362,000 and expenses of $493,000, resulting in net loss of $131,000. For the three months ended September 30, 1999, the Partnership recognized income of $272,000, and expenses of $378,000, resulting in a net loss of $106,000.

During the nine months ended September 30, 2000, the Partnership expended $318,000 and assumed debt of $358,000 to acquire seven leases, which generated approximately $16,000 in revenue.

Interest income decreased 150% from $5,000 for the quarter ended September 30, 1999 to $2,000 for the quarter ended September 30, 2000, primarily due to decreased cash balances in interest bearing accounts.

Operating expenses, excluding depreciation, primarily consist of accounting, legal and outside service fees. The expense for the quarter ended September 30, 2000 was approximately $76,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment, which is subject to operating leases. The expense for the quarter ended September 30, 2000, was approximately $16,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organizational costs, and equipment acquisition fees. The expense for the quarter ended September 30, 2000, was approximately $267,000.

For the nine month period ended September 30, 2000, the Partnership generated cash flow from operating activities of $524,000, which includes net loss of $176,000, and depreciation and amortization expenses of $751,988. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $148,000.





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



                                     COMMONWEALTH INCOME & GROWTH FUND III
                                      BY: COMMONWEALTH INCOME & GROWTH
                                          FUND, INC. General Partner




November 13, 2000                     By: /s/ George S. Sprinsteen
------------------                        --------------------------
Date                                  George S. Sprinsteen
                                      President