Form 10-K
period 2000-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2001-04-12
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)

     Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 2000 are incorporated by reference as Exhibits in Part IV of this Report.

                                     PART I

ITEM 1: BUSINESS

GENERAL

     Commonwealth Income and Growth Fund III (the "Partnership") was formed on April 17, 1997, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on July 25, 1997 (the "Offerings"). On January 27, 1998, the Partnership received and accepted subscription proceeds of $1,526,000, which exceeded the minimum offering amount of $1,500,000 and the funds were released from escrow. As of December 31, 2000, subscribers for 151,178 Units ($3,023,569) had been admitted as Limited Partners of the Partnership.

     See "The Glossary" below for the definition of capitalized terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

     The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership will utilize the net proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership will utilize Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership plans to acquire and lease Equipment principally to U.S. corporations and other institutions pursuant to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

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

     As of December 31 2000, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

     The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2000, the Partnership has not entered into any such agreements.

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

     Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes that historically values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

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

DIVERSIFICATION

     Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 2000, the Partnership has acquired a diversified Equipment portfolio that it has leased to 11 different companies located throughout the United States. Approximately 14% of the Equipment acquired by the Partnership consists of routers. Approximately 60% of the Equipment acquired by the Partnership consists of workstations, printers, department servers and enterprise servers. Approximately 26% of the Equipment acquired by the Partnership consists of communication controllers. During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

     The Partnership intends to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31 2000, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

     The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2000, all leases that have been entered into are "triple net leases".

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

     The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2000, the Partnership has not entered into any such agreements.

BORROWING POLICIES

     The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned by the Partnership, or subject to Conditional Sales Contract (except that the partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment. The Partnership will incur only non-recourse debt that is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2000, the aggregate non-recourse debt outstanding of $796,020 was less than 22% of the aggregate cost of Equipment owned.


     The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2000, the Partnership has not exercised this option.

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

     Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt, in the context of the business to be conducted by the Partnership, means that the lender providing the funds can look for security only to the Equipment pledged as security and the proceeds derived from leasing or selling such Equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any non-recourse debt.

     Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash that might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2000, no such agreements existed.

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

REFINANCING POLICIES

     Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2000, the Partnership has not refinanced any of its debt.

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

INVESTMENTS

     As of March 28, 2001, the Partnership has purchased the following
Equipment:

                                                   EQUIPMENT             PURCHASE     LIST        MONTHLY        LEASE
LESSEE                         MFG                 DESCRIPTION           PRICE        PRICE       RENT           TERM
Lucent                         SUN                 (12) Workstations    $139,596  $  239,340     $ 3,857          32
Lucent                         SUN                 Server                445,714     739,350      12,120          32
Chase                          SUN                 Server                252,681     394,360       6,493          36
Cendant                        SUN                 Server                131,470     221,095       3,216          36
Cendant                        SUN                 Server upgrade         40,382      39,590        1425          31
Chase                          STK                 Timberline drive      407,908   1,134,830      12,346          24
Chrysler                       IBM                 Controller             19,496      24,200         731          24
Chrysler                       IBM                 Controller             18,392      24,200         731          24
Kaiser                         IBM                 (7) Workstations      373,747     513,741       9,952          36
Kaiser                         IBM                 (4) Workstations      187,398     271,949       4,983          36
Kaiser                         CISCO               (26) Routers          153,093     258,778       3,929          36
International Paper            DEC                 (2) Servers           140,857     184,372       4,042          32
CMGI                           CISCO               Server                140,579     187,345       3,973          35
CMGI                           SUN                 Workstations           24,342      32,029         937          24
AT&T                           ASX                 Controllers            58,048      59,106       1,654          36
GE Medical                     COMPAQ              Servers                18,754      28,300         515          36
GE Medical                     COMPAQ              Servers                21,716      32,750         596          36
GE Medical                     COMPAQ              Servers                42,881      64,750       1,162          36
GE Medical                     COMPAQ              Servers                56,039      84,525       1,573          36
GE Medical                     COMPAQ              Servers                44,943      67,780       1,236          36
GE Medical                     Lexmark Printers                           31,809      48,000         849          36
GE Medical                     Lexmark Printers                           20,655      32,000         552          36
GE Medical                     Tektronix           Monitors               48,252      99,350       1,845          36
CMGI                           CISCO               Routers                88,103     115,168       2,495          36
Lennox                         BayNetwork          Routers               441,115     441,115       3,465          36
Thomson Consumer               Printronix          Printers              233,298     325,862       6,343          36

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

EMPLOYEES

     The Partnership has no employees and received administrative and other services from the General Partner which has 12 employees as of December 31, 2000.

ITEM 2:  PROPERTIES

     NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

     NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the Units nor is it anticipated that one will develop. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units. As of December 31, 2000, there were 166 holders of Units.

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

REDEMPTION PROVISION

     Upon the conclusion of the 30 month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other request will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

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

EXEMPT TRANSFERS

     The following six categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

     (1) transfers in which the basis of the Unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, Units acquired by corporations in certain reorganizations, contributions to capital, gifts of Units, Units contributed to another partnership, and non-liquidating as well as liquidating distributions by a parent partnership to its partners of interests in a sub partnership);

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

     Cash distributions, if any, will be made quarterly on March 31, June 30, September 30, and December 31, of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Cumulative Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's

Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

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

     Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2000, 1999 and 1998.

          QUARTER ENDED                 2000         1999         1998
          ------------------------------------------------------------
          March 31                  $ 69,051     $ 51,493     $ 26,325

          June 30                     72,099       55,840       41,851

          September 30                79,592       68,987       45,924

          December 31                 80,175       49,484       50,660
                                    --------     --------     --------

                                    $299,917     $225,804     $164,760
                                    ========     ========     ========

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

ITEM 6:  SELECTED FINANCIAL DATA

     The following table sets forth, in summary form, selected financial data for the Partnership for each of the two years in the period ended December 31, 2000 and the period January 27, 1998 (Commencement of Operations) to December 31, 1998. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                                    PERIOD
                                                                  JANUARY 27,
                                                                     1998
                                                                 (COMMENCEMENT
                                                                 OF OPERATIONS)
                                     YEAR ENDED DECEMBER 31           TO
                                   --------------------------    DECEMBER 31,
                                       2000           1999           1998
                                   -----------------------------------------
          Lease Income             $ 1,250,857    $   937,851    $   306,249

          Net Income (Loss)           (179,877)      (308,734)        18,250

          Cash Distributions           302,898        227,995        166,451

          Net Income (Loss) per

            Limited Partner Unit         (1.25)         (2.62)           .16



          Cash Distribution per

            Limited Partner Unit          2.08           1.90           1.63

                                             YEAR ENDED DECEMBER 31
                                   ----------------------------------------
                                      2000           1999            1998
              -------------------------------------------------------------
              Total Assets         $2,335,831     $2,745,817     $1,860,336

              Notes Payable           796,020        976,142          8,442

              Partner's Capital     1,525,781      1,683,632      1,760,998

   Net income (loss) per unit is computed based upon net income allocated to the Limited Partners and the weighted average number of equivalent Limited Partners' Units outstanding during the period. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partners' Units outstanding during the period.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY  AND CAPITAL RESOURCES

     The Partnership satisfied its minimum offering requirements and commenced operations on January 27, 1998.

     The Partnership's primary sources of capital for the years ended December 31, 2000, 1999, and 1998 were from Partners' contributions of $365,000, $516,000, and $2,142,000, respectively, and cash from operations of $333,000, $209,000, and $272,000, respectively. The primary uses of cash for the years ended December 31, 2000, 1999, and 1998 were for capital expenditures for new equipment totaling $409,000, $730,000, and $1,449,000, the payment of acquisition fees of $29,000, $66,000, and $73,000, the payment of distributions to limited partners totaling $300,000, $226,000, and $165,000, and the payment of offering costs totaling $40,000, $56,000, and $235,000.

     Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2000 and 1999, the Partnership had approximately $100,000 and $129,000, respectively, invested in these money market accounts.

     The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. This particular industry has experienced a decrease in lease rates during this period due to an ongoing decrease in interest rates. As of December 31, 2000, the Partnership had future minimum rentals on noncancellable operating leases of $926,000 for the year ended 2001, and $483,000 thereafter. The Partnership intends to purchase additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

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

     For the year ended December 31, 2000, the Partnership generated cash flow from operating activities of $333,000, which includes net loss of $180,000 reduced by depreciation and amortization expenses of $971,000.

RESULTS FROM OPERATIONS

     The Partnership commenced operation on January 27, 1998.

     For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized income of $1,263,000, $954,000, and $344,000 and expenses of $1,443,000, $1,263,000, and $326,000 resulting in net losses of $180,000 and
$309,000 for the years ended 2000 and 1999, and net income of $18,000 for 1998.

     Interest income decreased 25% to $12,000 for the year ended December 31, 2000, from $16,000 for the year ended December 31, 1999 as a result of less invested cash as distributions for the year ended December 31, 2000 were made, whereas, for the year ended December 31, 1999 the cash was temporarily being invested in money market accounts until being utilized for equipment purchases.

     Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp., a related party (see item 10), for administration and operation of the Partnership. The decrease to $224,000 during the year ended December 31, 2000 from $275,000 during the year ended December 31, 1999 is attributable to less reimbursable expenses with the administration and operation of the Partnership charged by Com Cap Corp.

     The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to $63,000 for the year ended December 31, 2000, up from $47,000 in 1999 and $16,000 in 1998 , which is consistent with the increase of revenue.

     Interest expense increased to $64,000 for 2000, from $55,000 and $1,000 for 1999 and 1998 respectively, as a result of the increase in debt from the purchase of equipment.

     Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs (for 1999 and 1998 only), equipment acquisition fees and debt placement fees. Depreciation and amortization during 2000 increased to $971,000 from $885,000 and $263,000 in 1999 and 1998 respectively, due to the purchase of equipment.

     The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no impairment had occurred for the year ended December 31, 2000 and 1998. In 1999 and 1998 the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets and therefore recorded a charge of $115,000 to depreciation expense to record the assets at their estimated fair value in the year ended December 31, 1999.

     The Partnership sold computer equipment in 2000 with a net book value of $178,000 for a net loss of $121,000.

NET (LOSS)

     Net (loss) decreased to $180,000 for the year ended December 31, 2000 from $309,000 for the year ended December 31, 1999, a decrease of $129,000. The changes in net (loss) was attributable to the changes in revenues and expenses as discussed above.

ITEM 7.A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

ITEM 8: FINANCIAL STATEMENTS

     See financial statements commencing in Part IV Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 14, 2000 the Partnership informed the accounting firm of Ernst & Young LLP ("E&Y") that the Partnership would not retain it to audit the Partnership's financial statements for the year ended December 31, 2000.
E&Y had been the Partnership's principal accountants since the fiscal year ended December 31, 1998. The report of E&Y on the financial statements of the Partnership for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The partnership has had no disagreements with its former principal accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of disagreements in connection with its report relating to the audits for the fiscal years ended December 31, 1999 and 1998 or during the period from January 1, 2000 to December 14, 2000.

The Partnership's decision not to retain E&Y was not based on the expectation that any disagreement would arise in connection with the audit of its financial statements for the year ended December 31, 2000. The decision not to retain E&Y was made by the Partnership's Board of Directors.

On December 13, 2000 the Partnership approved the accounting firm of BDO Seidman LLP as its principal accountants.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation ("Com Cap Corp."), was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund II. The principal business office of the General Partner is 1160 West Swedesford Road, Suite 340, Berwyn, PA 19312, and its telephone number is 610-647-6800. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

     The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:

NAME                          TITLE
----                          -----

George S. Springsteen         Chairman of the Board of Directors and President
                              of the General Partner and Com Cap Corp.

Kimberly A. MacDougall        Executive Vice President, Chief Operating Officer
                              and Secretary of the General Partner and Com Cap
                              Corp.

Henry J. Abbott               Vice President and Portfolio Manager of Com Cap
                              Corp.

Salvatore R. Barila           Assistant Vice President and Controller of the
                              General Partner and Com Cap Corp.

John A. Conboy III            Assistant Vice President and Accounting Manager of
                              the General Partner and Com Cap Corp.

Dorothy A. Ferguson           Assistant Vice President of  Com Cap Corp.

     George S. Springsteen, age 66, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

     Kimberly A. MacDougall, age 41, wife of George Springsteen, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. MacDougall was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. MacDougall, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. MacDougall holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

     Salvatore R. Barila, age 30, is Controller of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a BS degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

     John A. Conboy III, age 54, is Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 1999. From 1965 to 1996, Mr. Conboy was employed as a Manager of Accounting Operations of Consolidated Rail Corporation. Mr. Conboy received a BS/BA degree in Accounting and Business Administration from the University of Phoenix in 1994. Mr. Conboy is a member of the Equipment Leasing Association.

     Henry J. Abbott, age 49, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining Com Cap Corp. Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

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

                                                                                AMOUNT          AMOUNT           AMOUNT
ENTITY RECEIVING                                                                INCURRED        INCURRED         INCURRED
COMPENSATION            TYPE OF COMPENSATION                                    DURING 2000     DURING 1999      DURING 1998
                        OFFERING AND ORGANIZATION STAGE

The General Partner     Organizational Fee.  An Organization                    $11,000          $5,000           $64,000
                        Fee equal to three percent of the first
                        $10,000,000 of Limited Partners' Capital Contributions
                        and two percent of the Limited Partners' Capital
                        Contribution in excess of $10,000,000, as compensation
                        for the organization of the Partnership. It is
                        anticipated that all Organizational and Offering
                        Expenses which include legal, accounting and printing
                        expenses; various registration and filing fees;
                        miscellaneous expenses related to the organization and
                        formation of the Partnership; other costs of
                        registration; and costs incurred in connection with the
                        preparation, printing and distribution of this Report
                        and other sales literature. The General Partner pays all
                        Organizational and Offering Expenses, other than
                        Underwriter's Commissions and a non-accountable expense
                        allowance payable to the Dealer Manager that is equal to
                        the lesser of (i) one percent of the Offering proceeds
                        or (ii) $50,000.

                        OPERATIONAL AND SALE
                        OR LIQUIDATION STAGES

The General Partner     Reimbursement of Expenses. The General                  $54,000          $26,000          $7,500
and its Affiliates      and its Affiliates Partner are entitled
                        to reimbursement by the Partnership for the cost of
                        goods, supplies or services obtained and used by the
                        General Partner in connection with the administration
                        and operation of the Partnership from third parties
                        unaffiliated with the General Partner. In addition, the
                        General Partner and its affiliates are entitled to
                        reimbursement of certain expenses incurred by the
                        General Partner and its affiliates in connection with
                        the administration and operation of the Partnership. The
                        amounts set forth on this table do not include expenses
                        incurred in the offering of Units.

The General Partner     Equipment Acquisition Fee. An Equipment                 $29,000          $66,000          $73,000
                        Acquisition Fee of four percent of the Purchase Price of
                        each item of Equipment purchased as compensation for the
                        negotiation of the acquisition of the Equipment and the
                        lease

                        thereof or sale under a Conditional Sales Contract. The fee was paid upon each closing of the Offering with respect to the Equipment purchased by the Partnership with the net proceeds of the Offering available for investment in Equipment. If the Partnership acquires
                        Equipment in an amount exceeding the net proceeds of the Offering available for investment in Equipment, the fee will be paid when such Equipment is acquired.

The General Partner     Debt Placement Fee. As compensation for                 $3,000           $12,000          $0
                        arranging Term Debt to finance the acquisition of
                        Equipment to the Partnership, a fee equal to one percent
                        of such indebtedness; provided, however, that such fee
                        is reduced to the extent the Partnership incurs such
                        fees to third Parties, un affiliated with the General
                        Partner or the lender, with respect to such indebtedness
                        and no such fee is paid with respect to borrowings from
                        the General Partner or its Affiliates.

The General Partner     Equipment Management Fee. A monthly fee                 $63,000          $47,000          $15,000
                        equal to the lesser of (I) the fees which would be
                        charged by an independent third party for similar
                        services for similar equipment or (ii) the sum of (a)
                        two percent of (1) the Gross Lease Revenues attributable
                        to Equipment which is subject to Full Payout Net Leases
                        which contain net lease provisions plus (2) the purchase
                        price paid on Conditional Sales Contracts as received by
                        the Partnership and (b) five percent of the Gross Lease
                        Revenues attributable to Equipment which is subject to
                        Operating Leases.

The General Partner     Re-Lease Fee. As Compensation for                       $0               $0               $0
                        providing re-leasing services for any Equipment for
                        which the General Partner has, following the expiration
                        of, or default under, the most recent lease of
                        Conditional Sales Contract, arranged a subsequent lease
                        of Conditional Sales Contract for the use of such
                        Equipment to a lessee or other party, other than the
                        current or most recent lessee of other operator of such
                        equipment or its Affiliates ("Re-lease"), the General
                        Partner will receive, on a monthly basis, a Re3-lease
                        Fee equal to the lesser of (a) the fees which would be
                        charged by an independent third party of comparable
                        services for comparable equipment or (b) two percent of
                        Gross Lease Revenues derived from such Re-lease.

The General Partner     Equipment Liquidation Fee. With respect                 $0               $0               $0
                        to each item of Equipment sold by the General Partner
                        (other than in connection with a Conditional Sales
                        Contract), a fee equal to the lesser of (I) 50% of the
                        Competitive Equipment Sale Commission or (ii) three
                        percent of the sales price for such Equipment. The
                        payment of such fee is subordinated to the receipt by
                        the Limited Partners of (I) a return of their Capital
                        Contributions and 10% annum cumulative return,
                        compounded daily, on Adjusted Capital Contributions
                        ("Priority Return") and (ii) the Net Disposition
                        Proceeds from such sale in accordance with the
                        Partnership Agreement. Such fee is reduced to the extent
                        any liquidation or

                        resale fees are paid to unaffiliated parties.

The General Partner     Partnership Interest. The General                       $2,981           $2,191           $1,691
                        Partner has a present and continuing
                        one percent interest of $1,000 in the
                        Partnership's item of income, gain,
                        loss, deduction, credit, and tax preference. In
                        addition, the General Partner receives one percent of
                        Cash Available for Distribution until the Limited
                        Partners have received distributions of Cash Available
                        for Distribution equal to their Capital Contributions
                        plus the 10% Priority Return and thereafter, the General
                        Partner will receive 10% of Cash Available for
                        Distribution.

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

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements

Commonwealth Income & Growth Fund III

Reports of Independent Certified Public Accountants

Balance Sheets as of December 31, 2000 and 1999

Statements of Operations for the years ended December 31, 2000 and 1999 and the period January 27, 1998 (commencement of operations) to December 31, 1998

Statement of Partners' Capital for the years ended December 31, 2000 and 1999 and the period January 27, 1998 (commencement of operations) to December 31, 1998

Statement of Cash Flows for the years ended December 31, 2000 and 1999 and the period January 27, 1998 (commencement of operations) to December 31, 1998

Notes to Financial Statements

Commonwealth Income & Growth Fund, Inc.

Report of Independent Auditors

Balance sheet as of February 29, 2000

Notes to Balance Sheet

Commonwealth Capital Corp.

Report of Independent Auditors

Consolidated Balance Sheet as of February 29, 2000

Notes to Consolidated Balance Sheet

(a) (2) Schedules.

     Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)   Exhibits.

          * 3.1    Certificate of Limited Partnership

          **3.2    Agreement of Limited Partnership

          * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-26933)

          ** Incorporated by reference from the Partnership's Annual Report on 10-K for the year ended December 31, 1998.

(b)      Reports on Form 8-K.

         On December 15, 2000, the partnership filed Form 8-K indicating on
         Item 4, the registrant changed certifying accountants.

         The Board of Directors of the Company approved the engagement of BDO Seidman, LLP, at 1700 Market Street, Philadelphia, PA 19103-3592, as its independent auditors for the fiscal year ended December 31, 2000. This is to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company. The audit committee of the Board of Directors approved the change in auditors on December 13, 2000.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                                        CONTENTS

================================================================================

     REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    3-4

     REPORT OF INDEPENDENT AUDITORS

     FINANCIAL STATEMENTS
         Balance sheets                                                     5-6
         Statements of operations                                             7
         Statements of partners' capital                                      8
         Statements of cash flows                                          9-10

     NOTES TO FINANCIAL STATEMENTS                                        11-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
Commonwealth Income & Growth Fund III
Berwyn, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund III as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.



/s/ BDO Seidman, LLP
--------------------------
Philadelphia, Pennsylvania
April 3, 2001

                             Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund III

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund III as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 1999 and for the period January 27, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III at December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period January 27, 1998 (commencement of operations) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                  /s/  Ernst & Young LLP

Philadelphia, Pennsylvania
March 24, 2000

================================================================================

DECEMBER 31,                                                                 2000           1999
------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                             $   110,730    $   138,826
Lease income receivable                                                    94,492        108,281
Accounts receivable, General Partner                                       16,683          3,567
Prepaid expenses                                                           10,000             37
------------------------------------------------------------------------------------------------

                                                                          231,905        250,711
------------------------------------------------------------------------------------------------

Computer equipment, at cost                                             3,673,656      3,355,144
Accumulated depreciation                                               (1,636,102)      (949,291)
------------------------------------------------------------------------------------------------

                                                                        2,037,554      2,405,853
------------------------------------------------------------------------------------------------

EQUIPMENT ACQUISITION COSTS AND DEFERRED EXPENSES, net of
     accumulated amortization of $100,681 and $61,939, respectively        66,372         89,253
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $ 2,335,831    $ 2,745,817
================================================================================================

                                           COMMONWEALTH INCOME & GROWTH FUND III


                                                                  BALANCE SHEETS

================================================================================

DECEMBER 31,                                                   2000         1999
--------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
     Accounts payable                                    $   14,009   $   26,785
     Accounts payable, Commonwealth Capital Corp.                21           --
     Unearned lease income                                       --       59,258
     Notes payable                                          796,020      976,142
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                           810,050    1,062,185
--------------------------------------------------------------------------------

PARTNERS' CAPITAL
     General Partner                                          1,000        1,000
     Limited partners                                     1,524,781    1,682,632
--------------------------------------------------------------------------------

TOTAL PARTNERS' CAPITAL                                   1,525,781    1,683,632
--------------------------------------------------------------------------------




TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $2,335,831   $2,745,817
================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                           COMMONWEALTH INCOME & GROWTH FUND III


                                                        STATEMENTS OF OPERATIONS

================================================================================

                                                                                                  PERIOD
                                                                                             JANUARY 27,
                                                                                                    1998
                                                                                              (COMMENCE-
                                                                                                 MENT OF
                                                                       YEAR ENDED            OPERATIONS)
                                                                      DECEMBER 31,                    TO
                                                                                            DECEMBER 31,
                                                                     2000           1999            1998
--------------------------------------------------------------------------------------------------------
INCOME
     Lease                                                     $ 1,250,857    $   937,851    $   306,249
     Interest and other                                             12,132         16,107         37,797
--------------------------------------------------------------------------------------------------------

TOTAL INCOME                                                     1,262,989        953,958        344,046
--------------------------------------------------------------------------------------------------------

EXPENSES
     Operating, excluding depreciation                             223,838        275,066         46,632
     Equipment management fee, General Partner                      63,345         46,893         15,313
     Depreciation                                                  916,258        826,051        238,240
     Amortization of organization costs, equipment
         acquisition costs, and deferred expenses                   54,624         59,412         25,027
     Interest                                                       64,205         55,270            584
     Loss on sale of computer equipment                            120,596             --             --
--------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                   1,442,866      1,262,692        325,796
--------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                              $  (179,877)   $  (308,734)   $    18,250
========================================================================================================

NET (LOSS) INCOME PER EQUIVALENT LIMITED
     PARTNERSHIP UNIT                                          $     (1.25)   $     (2.62)   $       .16

WEIGHTED AVERAGE NUMBER OF EQUIVALENT
     LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD       143,877        118,562        100,707
========================================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                           COMMONWEALTH INCOME & GROWTH FUND III


                                                 STATEMENTS OF PARTNERS' CAPITAL

================================================================================

                                         GENERAL       LIMITED
                                         PARTNER       PARTNER        GENERAL       LIMITED
                                           UNITS         UNITS        PARTNER      PARTNERS          TOTAL
----------------------------------------------------------------------------------------------------------
Initial contribution and balance
     at commencement of operations            50            25   $     1,000    $       500    $     1,500
Contributions January 27, 1998
     through December 31, 1998                --       107,117            --      2,142,340      2,142,340
Offering costs                                --            --            --       (234,641)      (234,641)
Net income                                    --            --         1,691         16,559         18,250
Distributions                                 --            --        (1,691)      (164,760)      (166,451)
----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                    50       107,142         1,000      1,759,998      1,760,998
Contributions                                 --        25,792            --        515,849        515,849
Offering costs                                --            --            --        (56,486)       (56,486)
Net income (loss)                             --            --         2,191       (310,925)      (308,734)
Distributions                                 --            --        (2,191)      (225,804)      (227,995)
----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                    50       132,934         1,000      1,682,632      1,683,632
Contributions                                 --        18,244            --        364,878        364,878
Offering costs                                --            --            --        (39,954)       (39,954)
Net income (loss)                             --            --         2,981       (182,858)      (179,877)
Distributions                                 --            --        (2,981)      (299,917)      (302,898)
----------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                    50       151,178   $     1,000    $ 1,524,781    $ 1,525,781
==========================================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                           COMMONWEALTH INCOME & GROWTH FUND III


                                                        STATEMENTS OF CASH FLOWS

================================================================================

                                                                                           PERIOD
                                                                                      JANUARY 27,
                                                                                             1998
                                                                                       (COMMENCE-
                                                                                          MENT OF
                                                                   YEAR ENDED         OPERATIONS)
                                                                   DECEMBER 31,                TO
                                                                                     DECEMBER 31,
                                                               2000           1999           1998
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                  $  (179,877)   $  (308,734)   $    18,250
     Adjustments to reconcile net (loss) income to
         net cash provided by operating activities
              Depreciation and amortization                 970,882        885,463        263,267
              Loss on sale of computer equipment            120,596             --             --
              Other noncash activities included in
                  determination of net (loss) income       (497,772)      (318,386)       (10,454)
              Changes in assets and liabilities
                  (Increase) decrease in assets
                      Lease income receivable                13,789        (42,552)       (65,729)
                      Accounts receivable, General
                           Partner                          (13,116)        (3,916)           349
                      Prepaid expenses                       (9,963)         1,875         (1,912)
                      Organization costs paid to the
                           General Partner                       --             --        (22,500)
                  Increase (decrease) in liabilities
                      Accounts payable                      (12,776)       (11,570)        38,355
                      Accounts payable,
                           Commonwealth Capital Corp.            21             --             --
                      Unearned lease income                 (59,258)         7,066         52,192
-------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   332,526        209,246        271,818
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                  (408,770)      (730,316)    (1,448,552)
     Net proceeds from sale of equipment                     57,864             --             --
     Equipment acquisition fees paid to the
         General Partner                                    (28,531)       (66,279)       (72,527)
-------------------------------------------------------------------------------------------------

NET CASH (USED IN) INVESTING ACTIVITIES                    (379,437)      (796,595)    (1,521,079)
------------------------------------------------------------------------------------------------

                                           COMMONWEALTH INCOME & GROWTH FUND III


                                                        STATEMENTS OF CASH FLOWS

================================================================================

                                                                                         PERIOD
                                                                                    JANUARY 27,
                                                                                           1998
                                                                                     (COMMENCE-
                                                                                        MENT OF
                                                                  YEAR ENDED        OPERATIONS)
                                                                 DECEMBER 31,                TO
                                                                                   DECEMBER 31,
                                                             2000           1999           1998
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Partners contributions                           $   364,878    $   515,849    $ 2,142,340
     Proceeds from note payable                                --             --         13,706
     Offering costs paid to affiliate                     (32,839)       (46,426)      (192,856)
     Offering costs paid to the General Partner            (7,115)       (10,060)       (41,785)
     Distributions to partners                           (302,898)      (227,995)      (166,451)
     Debt placement fee paid to the General Partner        (3,211)       (12,386)            --
-----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  18,815        218,982      1,754,954
-----------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                          (28,096)      (368,367)       505,693

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          138,826        507,193          1,500
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   110,730    $   138,826    $   507,193
===============================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

1.   THE PARTNERSHIP               Commonwealth Income & Growth Fund III (the
                                   "Partnership") is a limited partnership
                                   organized in the Commonwealth of
                                   Pennsylvania. The Partnership offered for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Offering was terminated at the close of business on July
                                   31, 2000 by the General Partner. The
                                   Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. The Partnership's General
                                   Partner is Commonwealth Income & Growth Fund,
                                   Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp.
                                   Approximately ten years after the
                                   commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.
                                   Unless sooner terminated, the Partnership will continue until December 31, 2009.

                                   Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. For a limited partner's unit outstanding for all of 2000, distributions during 2000 reflect an annual return of original contributed capital in the amount of approximately $2.08 per limited partnership unit. For a limited partner's unit outstanding for all of 1999, distributions during 1999 reflect a return of original contributed capital in the amount of approximately $1.90 per limited partnership unit. For a limited partner's unit outstanding from the Offering's first close on January 27, 1998, distributions during 1998 reflected a return of original contributed capital in the amount of approximately $1.63 per limited partnership unit. (For a limited partner's unit acquired during either 1998, 1999 or 2000, the return of capital would be less than these amounts.) Annual cash distributions to all partners in subsequent years will be made at a rate of 10% of original contributed capital. In the event the Partnership is unable to distribute sufficient cash to meet the intended preferred distribution, such amounts will be deferred with no interest until sufficient cash flow is available, as determined by the General Partner or until the liquidation of the Partnership. The Partnership may also reduce distributions to its partners if it deems necessary.

2.      SUMMARY OF                 REVENUE RECOGNITION
        SIGNIFICANT
        ACCOUNTING                 Through December 31, 2000, the Partnership
        POLICIES                   has only entered into operating leases. Lease
                                   revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   LONG-LIVED ASSETS

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

                                   During 2000, the Partnership identified
                                   specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2000, the Partnership determined that no impairment had occurred. In 1999, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $115,000 in the fourth quarter of 1999 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements. There were no adjustments during 1998.

                                   Depreciation on computer equipment for
                                   financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                                   INTANGIBLE ASSETS

                                   Equipment acquisition costs and deferred expenses, are amortized on a straight-line basis over two- to-five year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

                                   CASH AND CASH EQUIVALENTS

                                   The Company considers all highly liquid
                                   investments with a maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                                   OFFERING COSTS

                                   Offering costs are payments for selling
                                   commissions, dealer manager fees,
                                   professional fees and other offering expenses relating to the syndication. Selling commissions are 7% of the partners' contributed capital and dealer manager fees are 2% of partners' contributed capital. These costs are deducted from partnership capital in the accompanying financial statements.

                                   NET (LOSS) INCOME PER EQUIVALENT LIMITED
                                   PARTNERSHIP UNIT

                                   The net (loss) income per equivalent limited partnership unit is computed based upon net
                                   (loss) income allocated to the limited
                                   partners and the weighted average number of equivalent limited partner units outstanding during the period.

3.      COMPUTER                   The Partnership is the lessor of equipment
        EQUIPMENT                  under operating leases with periods ranging
                                   from 24 to 36 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee. Typically, at the end of the operating lease periods, the lessees continue to lease the equipment on a month-to-month basis.

                                   The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2000:

YEAR ENDING DECEMBER 31,                                               AMOUNT
--------------------------------------------------------------------------------
    2001                                                        $     925,664
    2002                                                              379,863
    2003                                                              102,974
--------------------------------------------------------------------------------

                                                                $   1,408,501
================================================================================

                                   Lease income from two lessees, each exceeding 10% of lease revenue, aggregated 30% of lease income for the year ended December 31, 2000. Lease income from four lessees, each exceeding 10% of total lease income, aggregated 80% of lease income for the year ended December 31, 1999. Lease income from two lessees, each exceeding 10% of total lease income, aggregated 88% of lease income for the period January 27, 1998 (commencement of operations) to December 31, 1998.

                                   As of December 31, 2000, three comprised approximately 78% of the Partnership's accounts receivable.

4.      RELATED PARTY              ORGANIZATIONAL FEE
        TRANSACTIONS
                                   The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners'
                                   Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During
                                   2000, 1999 and the period January 27, 1998
                                   (commencement of operations) to December 31, 1998, such organizational fees of approximately $11,000, $5,000 and $64,000, respectively, were paid to the General
                                   Partner.

                                   SELLING COMMISSION AND DEALER MANAGER FEES

                                   The Partnership will pay to Commonwealth
                                   Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager fees, after the required $1,500,000 minimum subscription amount has been sold. During 2000, 1999 and the period January 27, 1998 (commencement of operations) to December 31, 1998, selling commissions and dealer manager fees of approximately $33,000, $46,000 and $193,000, respectively, were paid to CCSC.

                                   REIMBURSEMENT OF EXPENSES

                                   The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2000, 1999 and the period January 27, 1998 (commencement of operations) to December 31, 1998, $54,000, $26,000 and
                                   $7,500, respectively, of expenses were
                                   reimbursed to the General Partner. During
                                   1999, the General Partner also received
                                   reimbursement of $21,000 of expenses relating to 1998.

                                   EQUIPMENT ACQUISITION FEE

                                   The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2000, 1999 and the period January 27, 1998 (commencement of operations) to December 31, 1998, equipment acquisition fees of approximately $29,000, $66,000 and $73,000, respectively, were paid to the General
                                   Partner.

                                   DEBT PLACEMENT FEE

                                   As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2000 and 1999, debt placement fees of approximately $3,000 and $12,000, respectively, were paid to the General Partner. No debt placement fee was paid during 1998.

                                   EQUIPMENT MANAGEMENT FEE

                                   The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2000, 1999 and the period January 27, 1998 (commencement of operations) to December 31, 1998, equipment management fees of approximately $63,000, $47,000 and $15,000, respectively, were paid to the General
                                   Partner as determined pursuant to section
                                   (ii) above.

                                   EQUIPMENT LIQUIDATION FEE

                                   With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2000, 1999 and 1998.

5.      NOTES PAYABLE              Notes payable consisted of the following:

DECEMBER 31,                                                2000         1999
--------------------------------------------------------------------------------
Installment note payable to a bank; interest
at 6.60%; due in monthly installments of
$4,983 including interest through January 2002             $ 62,352     $116,093

Installment note payable to a bank; interest
at 6.60%; due in monthly installments of
$9,951 including interest through January 2002              124,525      231,851

Installment note payable to a bank; interest
at 7.12%; due in monthly installments of
$4,685 including interest through March 2002                 67,058      116,850

Installment note payable to a bank; interest
at 6.75%; due in monthly installments of
$19,800 including interest through April 2002               302,151      511,618

Installment note payable to a bank; interest
at 7.42% due in monthly installments of $515
including interest through November 2002                     11,010           --

DECEMBER 31,                                             2000               1999
--------------------------------------------------------------------------------
Installment note payable to a bank; interest
at 7.6% due in monthly installments of $596
including interest through December 2002             $ 13,231        $        --

Installment note payable to a bank; interest
at 7.6% due in monthly installments of $1,573
including interest through February 2003               37,598                 --

Installment note payable to a bank; interest
at 7.35% due in monthly installments of $1,162
including interest through January 2003                26,860                 --

Installment note payable to a bank; interest
at 7.55% due in monthly installments of $1,236
including interest through February 2003               29,560                 --

Installment note payable to a bank; interest
at 8.18% due in monthly installments of $1,845
including interest through April 2002                  27,877                 --

Installment note payable to a bank; interest
at 7.6% due in monthly installments of $3,465
including interest through June 2003                   93,798                 --
--------------------------------------------------------------------------------

                                                     $796,020        $   976,142
================================================================================

                                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the three years subsequent to December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,                                               AMOUNT
--------------------------------------------------------------------------------
    2001                                                          $   559,091
    2002                                                              209,961
    2003                                                               26,968
--------------------------------------------------------------------------------

                                                                  $   796,020
================================================================================

6.      SUPPLEMENTAL               Other noncash activities included in the
        CASH FLOW                  determination of net income are as follows:
        INFORMATION

                                                                                           PERIOD
                                                                                 JANUARY 27, 1998
                                                                                 (COMMENCEMENT OF
                                                                  YEAR ENDED          OPERATIONS)
                                                                 DECEMBER 31,     TO DECEMBER 31,
                                                               2000           1999           1998
-------------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                $483,911       $270,908       $  5,264

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired
                                                             13,861         47,478          5,190
-------------------------------------------------------------------------------------------------

Total adjustment to net income from other
     noncash activities                                    $497,772       $318,386       $ 10,454
=================================================================================================

                                   No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                                   Noncash investing and financing activities include the following:


                                                                                   PERIOD
                                                                         JANUARY 27, 1998
                                                                         (COMMENCEMENT OF
                                                      YEAR ENDED              OPERATIONS)
                                                      DECEMBER 31,        TO DECEMBER 31,
                                                 2000              1999              1998
-----------------------------------------------------------------------------------------
Debt assumed in connection with
     purchase of computer equipment       $   303,789       $ 1,238,608       $        --
=========================================================================================

7.      RECONCILIATION OF NET
        (LOSS) INCOME REPORTED FOR
        FINANCIAL REPORTING
        PURPOSES TO TAXABLE
        (LOSS) INCOME ON THE
        FEDERAL PARTNERSHIP RETURN

                                                                                       PERIOD
                                                                             JANUARY 27, 1998
                                                                             (COMMENCEMENT OF
                                                           YEAR ENDED             OPERATIONS)
                                                          DECEMBER 31,        TO DECEMBER 31,
                                                       2000             1999             1998
---------------------------------------------------------------------------------------------
Net (loss) for financial reporting purposes       $(179,877)       $(308,734)       $  18,250
     Adjustments
         Gain on sale of computer equipment         (76,073)              --               --
         Depreciation                               304,446          316,429           92,865
         Amortization                                64,098           37,766           14,709
         Unearned lease income                       (7,029)         (14,316)          21,345
         Other                                     (146,733)         (10,838)          13,502
---------------------------------------------------------------------------------------------

Taxable (loss) income on the Federal
     Partnership Return                           $ (41,168)       $  20,307        $ 160,671
=============================================================================================

The "Adjustments-Other" includes financial statement adjustments reflected and the tax return in the subsequent year.

8.      QUARTERLY RESULTS          Summarized quarterly financial data for the
        OF OPERATION               years ended December 31, 2000 and 1999 is as
        (UNAUDITED)                follows:

                                                                     QUARTER ENDED
                                             ------------------------------------------------------------
                                              MARCH 31         JUNE 30        SEPTEMBER 30    DECEMBER 31
---------------------------------------------------------------------------------------------------------
2000
Revenues
   Lease and other                           $ 303,217        $ 300,264        $ 361,780        $ 297,728)
   Gain on sale of computer equipment               --               --               --               --
---------------------------------------------------------------------------------------------------------
   Total revenues                              303,217          300,264          361,780          297,728)
---------------------------------------------------------------------------------------------------------
Costs and expenses
    Costs and expenses                         338,110          309,778          372,365          302,017
    Loss on sale of computer equipment              --               --          120,596               --
---------------------------------------------------------------------------------------------------------
    Total costs and expenses                   338,110          309,778          492,961          302,017
---------------------------------------------------------------------------------------------------------
Net (loss)                                   $ (34,893)       $  (9,514)       $(131,181)       $  (4,289)
=========================================================================================================

(Loss) per limited
     partner unit                            $   (0.25)       $   (0.07)       $   (0.91)       $   (0.03)
=========================================================================================================

                                                                   QUARTER ENDED
                                             ------------------------------------------------------------
                                              MARCH 31         JUNE 30        SEPTEMBER 30    DECEMBER 31
---------------------------------------------------------------------------------------------------------
1999
Revenues
   Lease and other                           $ 158,167       $ 191,149        $ 271,627        $ 333,015
   Gain on sale of computer equipment               --              --               --               --
--------------------------------------------------------------------------------------------------------
   Total revenues                              158,167         191,149          271,627          333,015
--------------------------------------------------------------------------------------------------------
Costs and expenses
    Costs and expenses                         151,356         202,199          378,050          531,087
    Loss on sale of computer equipment              --              --               --               --
--------------------------------------------------------------------------------------------------------
    Total costs and expenses                   151,356         202,199          378,050          531,087
--------------------------------------------------------------------------------------------------------
Net income (loss)                            $   6,811       $ (11,050)       $(106,423)       $(198,072)
========================================================================================================

Income (loss) per limited
     partner unit                            $    0.06       $   (0.10)       $   (0.88)       $   (1.67)
========================================================================================================

The cumulative gain or loss on sale of equipment is included in revenue or cost, as appropriate.

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                  BALANCE SHEET

                                FEBRUARY 29, 2000

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                FEBRUARY 29, 2000





                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----

     INDEPENDENT AUDITOR'S REPORT                                         1

     BALANCE SHEET                                                        2

     NOTES TO BALANCE SHEET                                               3

                          INDEPENDENT AUDITOR'S REPORT


Stockholder
Commonwealth Income & Growth Fund, Inc.

     We have audited the accompanying balance sheet of COMMONWEALTH INCOME & GROWTH FUND, INC. (An indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 29, 2000. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. as of February 29, 2000, in conformity with generally accepted accounting principles.




                                                        Fishbein & Company, P.C.


Elkins Park, Pennsylvania
May 22, 2000

                     COMMONWEALTH INCOME & GROWTH FUND, INC
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                  BALANCE SHEET
                                FEBRUARY 29, 2000

                                     ASSETS


Cash                                                                $       500

Investment in Partnerships                                                3,000
                                                                    -----------

                                                                    $     3,500
                                                                    -----------

                      LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES
         Accrued expenses                                           $       200
         Due to parent                                                      468
         Due to income funds                                              1,732
                                                                    -----------

                                                                          2,400
                                                                    -----------


STOCKHOLDER'S EQUITY
         Common stock - No par value
            Authorized 1,000 shares
                Issued and outstanding 100 shares                         1,000
         Additional paid - in capital                                 1,000,100
                                                                    -----------

                                                                      1,001,100
         Less note receivable                                        (1,000,000)
                                                                    -----------

                                                                          1,100
                                                                    -----------

                                                                    $     3,500
                                                                    ===========

See notes to balance sheet.

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                             NOTES TO BALANCE SHEET
                                FEBRUARY 29, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Nature of Business

          Commonwealth Income & Growth Fund, Inc. (the company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which is a wholly-owned subsidiary of Commonwealth Capital Corp. (CCC). The company is the sole General Partner of Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, and Commonwealth Income & Growth Fund III, all Pennsylvania limited partnerships (the "Partnerships").

          CCC has provided additional capital by means of a non-interest bearing demand note in the amount of $1,000,000, so that the company will at all times have a net worth (which includes the net equity of the Company and the demand note receivable from CCC) of at least $1,000,000. The note receivable is reflected on the accompanying balance sheet as a reduction of the Company's equity.

          The Company's operations are included in the consolidated federal income tax return of CCC.

     b.   Use of Estimates

          The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

See notes to balance sheet.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

                                TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
INDEPENDENT AUDITOR'S REPORT                                         1

CONSOLIDATED FINANCIAL STATEMENTS
         Balance sheets                                              2
         Statements of operations and retained earnings              3
         Statements of cash flows                                    4
         Notes to financial statements                             5 - 11

                          INDEPENDENT AUDITOR'S REPORT



Stockholder
Commonwealth Capital Corp.


     We have audited the accompanying consolidated balance sheets of COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. and Subsidiaries as of February 29, 2000 and February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                        Fishbein & Company, P.C.

Elkins Park,  Pennsylvania
May 22,  2000

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               February 29,     February 28,
                                                                       2000             1999
                                                                 ----------       ----------
Cash and cash equivalents                                        $   27,162       $   28,544
Receivables from Income Funds                                       255,035          346,272
Other receivables                                                    59,736           64,754
Minimum lease payments receivable - Net of
         unearned interest income of $ 1,725,985 - 2000
         and $ 2,804,813 - 1999                                   4,715,000        5,260,000

Investment in income funds                                           12,666           16,200
Office furniture and equipment - Net of
         accumulated depreciation of $ 112,918 - 2000
         and $ 108,789 - 1999                                         6,520           10,649

Deferred offering costs                                               8,192          257,673
Other assets                                                          6,890            9,042
                                                                 ----------       ----------

                                                                 $5,091,201       $5,993,134
                                                                 ----------       ----------

                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
         Accounts payable and accrued expenses                   $   75,713       $  141,265
         Due to Income Funds                                         61,255           63,382
         Nonrecourse obligations                                  4,715,000        5,260,000
                                                                 ----------       ----------
                                                                  4,851,968        5,464,647
                                                                 ----------       ----------

STOCKHOLDER'S EQUITY
         Common stock - Par value $ 1
                  Authorized 1,000 shares
                  Issued and outstanding 10 shares                       10               10
         Retained earnings                                          239,223          528,477
                                                                 ----------       ----------
                                                                    239,233          528,487
                                                                 ----------       ----------
                                                                 $5,091,201       $5,993,134
                                                                 ----------       ----------

See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                           Year Ended         Year Ended
                                                           February 29,      February 28,
                                                              2000               1999
                                                           -----------        -----------
INCOME
         Fee income from Income Funds                      $   972,246        $ 1,079,691
         Commission income                                      49,432             15,576
         Interest income on minimum lease
                  payments receivable                          358,828            395,375
         Equity in income of Income Funds                       43,832             44,231
         Interest and miscellaneous                             21,822             96,597
                                                           -----------        -----------

                                                             1,446,160          1,631,470
                                                           -----------        -----------

EXPENSES

         Personnel                                             669,538            770,209
         General and administrative                            534,984            512,862
         Selling                                               167,935            115,732
         Interest expense on nonrecourse obligations           358,828            395,375
         Depreciation                                            4,129             10,677
                                                           -----------        -----------

                                                             1,735,414          1,804,855
                                                           -----------        -----------

NET LOSS                                                      (289,254)          (173,385)

RETAINED EARNINGS - BEGINNING                                  528,477            701,862
                                                           -----------        -----------


RETAINED EARNINGS - ENDING                                 $   239,223        $   528,477
                                                           -----------        -----------


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended       Year Ended
                                                                               February 29,    February 28,
                                                                                  2000             1999
                                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                              ($289,254)       ($173,385)
         Adjustments to reconcile net loss to net
               cash used in operating activities
                  Equity in income of Income Funds                               (43,832)         (44,231)
                  Depreciation                                                     4,129           10,677
                  Changes in operating assets and liabilities :
                           Receivables from Income Funds                          91,237         (155,523)
                           Other receivables                                       5,018           49,853
                           Income tax refunds receivable                          50,000
                           Deferred offering costs                               249,481          (34,003)
                           Other assets                                            2,252            2,689
                           Accounts payable and accrued expenses                 (65,552)        (111,722)
                                                                               ---------        ---------
                                   Net cash used in operating activities         (46,621)        (405,645)
                                                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Repayment of advances to Income Funds                                                    232,000
         Distributions from Income Funds                                          45,239           61,500
         Investment in Income Funds                                                                (1,000)
         Purchase of office furniture and equipment                                                (1,400)
                                                                               ---------        ---------

                  Net cash provided by investing activities                       45,239          291,100
                                                                               ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES - None
                                                                               ---------        ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,382)        (114,545)


CASH AND CASH EQUIVALENTS - BEGINNING                                             28,544          143,089
                                                                               ---------        ---------


CASH AND CASH EQUIVALENTS - ENDING                                             $  27,162        $  28,544
                                                                               ---------        ---------


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000



1.    NATURE OF BUSINESS

      Commonwealth Capital Corp., through its wholly-owned subsidiary, Commonwealth of Delaware, Inc. (CDI), primarily leases various types of computer peripheral equipment and related equipment to U.S. corporations and institutions. Certain wholly-owned subsidiaries of CDI were formed for the purpose of functioning as general partners/managing trustees which own a 1% interest in limited partnerships/trusts (the "Income Funds") which were organized to acquire, own, and act as lessor with respect to certain computer equipment. CDI's subsidiaries include Commonwealth Capital Fund 1987-I, Inc., Commonwealth Capital Fund 1988-I, Inc., Commonwealth Capital Fund No. 3, Inc., Commonwealth Capital Fund No. 4, Inc., Commonwealth Capital Fund V, Inc., Commonwealth Capital Private Fund-I, Inc., Commonwealth Capital Fund VI, Inc., Commonwealth Capital Fund VII, Inc., Commonwealth Capital Private Fund - II, Inc., Commonwealth Capital Trustee VIII, Inc., Commonwealth Capital Trustee IX, Inc., Commonwealth Capital Trustee X, Inc., Commonwealth Capital Private Fund-III, Inc., Commonwealth Income & Growth Fund, Inc., Commonwealth Capital Private Fund IV, Inc., Commonwealth Capital Private Fund V, Inc., and Commonwealth Capital Private Fund VI, Inc. (collectively the "General Partner Subsidiaries"), Commonwealth Capital Securities Corp., Garden State Facilities Funding, Inc. (GSFF), and Commonwealth Capital Delaware Trustee, Inc.

      The Company is dependent on the compensation it receives from the Income Funds. This compensation may be reduced due to the financial performance of each Income Fund. There are certain Income Funds that have deferred the payment of fees to the Company, because distributions to the limited partners were reduced because of their financial performance. If the financial performance of additional Income Funds deteriorates and the distributions to the limited partners are reduced, there is no assurance that the Company would be able to continue to collect fees for services provided.

      Commission income is earned by Commonwealth Capital Securities Corp., which sells units of its affiliated partnerships through broker-dealer firms to their respective customers throughout the United States.



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.    Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of the Company, CDI, and CDI's subsidiaries (the Company) (see Note 1). All significant intercompany transactions and balances have been eliminated. The balance sheets are presented on an unclassified basis in accordance with leasing industry practice.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000




2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      b.    Use of Estimates

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

      c.    Cash and Cash Equivalents

            The Company maintains its cash balances in several financial institutions. The balances in each institution are insured (up to $100,000) by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. At times, the balances may exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash.

            The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. At February 29, 2000 and February 28, 1999, cash equivalents consist of a money market fund which invests in U.S. Treasury obligations.

      d.    Investment in Income Funds

            The Company accounts for its 1% interests in the Income Funds by the equity method. In 1999 and 1998, certain Income Funds had liabilities in excess of their assets. As the Company is obligated to fund any liabilities in excess of assets, the Company has reduced its investment in Income Funds and recorded a Due to Income Funds of $61,255 and $63,382 at February 29, 2000 and February 28, 1999, of
            which ($2,127) and $17,269 was incurred during the years ended February 29, 2000 and February 28, 1999, respectively. Financial information of the Income Funds as of December 31, 1999 and 1998, is as follows:

                                                   DECEMBER 31,
                                            --------------------------
                                               1999            1998
                                            -----------    -----------
                  Total assets              $18,025,000    $24,883,000
                  Nonrecourse debt            7,214,000      9,234,000
                  Other liabilities           2,216,000      1,068,000
                  Partners' capital           8,595,000     14,581,000
                  Net loss                   (1,692,000)      (721,000)

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d.    Investment in Income Funds (Continued)

            The Company has guaranteed the performance of certain nonmonetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 29, 2000 and February 28, 1999, and have been eliminated in consolidation.

            Fee income earned by the Company from the Income Funds consists of:
            (1) equipment acquisition fees (4% (as defined) of the purchase price of all equipment purchased by the Income Funds), (2) debt placement fees (1% of the cost of equipment financed by the Income Funds), (3) sales fees (3% of the gross proceeds of equipment sold by the Income Funds), and (4) equipment management fees (3% - 5% (as defined) of the gross operating lease revenues of the Income Funds). Ongoing acquisition fees and equipment management fees may be increased as an indirect result of company loans.

            Approximately 58% and 76% of fee income for the years ended February 29, 2000 and February 28, 1999, was from three Income Funds.

      e.    Office Furniture and Equipment

            Office furniture and equipment are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets (ranging from 5 to 7 years).

      f.    Deferred Offering Costs

            Deferred offering costs represent amounts incurred by the Company for the organization of an Income Fund. These costs are recovered from the Income Fund through fees as cash proceeds are raised through the sale of Limited Partnership Units during the offering period or, if necessary, the future operations of the Income Fund. Deferred offering costs at February 29, 2000 and February 28, 1999, relate to an Income Fund whose offering period expires in July, 2000.

      g.    Revenue Recognition

            The Company recognizes fees as earned in accordance with the various Limited Partnership and Trust Agreements. The Company recognizes commission income and brokerage fee expense on an accrual basis based on the trade date of the underlying customer transactions. Interest income on minimum lease payments receivable is recognized as earned.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000




2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (h)   Income Taxes

            Deferred income taxes are provided as necessary for temporary differences between the financial and tax bases of investment in Income Funds and office furniture and equipment. The tax basis of investment in income funds differs from financial reporting due to temporary differences associated with ownership of general partnership interests in the various Income Funds. Also, for income tax reporting, the cost of property and equipment is being recovered using the methods and lives prescribed by the Internal Revenue Code.

            Deferred income tax assets are also recognized for net operating losses and investment tax credit carryforwards that are available to offset future income taxes. A valuation allowance is provided as necessary to reduce the deferred income tax assets to the amount that is more likely than not to be realized.




3.    LEASE COMMITMENTS

      GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 29, 2000 and February 28, 1999, under these leases and certificates of participation are $4,715,000 and $5,260,000, respectively, and are reflected as minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheets. The certificates mature at various dates through 2011. The Company recognized interest income and interest expense in connection with these leases of $358,828 and $395,375 for the years ended February 29, 2000 and February 28, 1999, respectively.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000




3.    LEASE COMMITMENTS (Continued)

      Future minimum lease payments to be received as of February 29, 2000, are as follows:

            YEAR ENDING FEBRUARY 28,
            ------------------------

                      2001                                             $906,935
                      2002                                              683,324
                      2003                                              684,490
                      2004                                              678,794
                      2005                                              676,097
                   Thereafter                                         2,811,345
                                                                     ----------

                                                                      6,440,985
                   Less amount representing interest                  1,725,985
                                                                     ----------

                                                                     $4,715,000
                                                                     ==========

      The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in various dates through 2004. Rent expense under all operating leases was approximately $155,000 and $174,000 for the years ended February 29, 2000 and February 28, 1999, respectively. Future minimum lease payments under noncancelable operating leases as of February 29, 2000, are as follows:

            YEAR ENDING FEBRUARY 28,
            ------------------------
                      2001                                           $  146,000
                      2002                                              141,000
                      2003                                              143,000
                      2004                                              146,000
                                                                     ----------

                                                                     $  576,000
                                                                     ==========


4.    PROFIT SHARING PLAN

      The Company has a profit sharing plan which covers substantially all of its employees. Contributions to the plan may be made at the discretion of management. No contributions to the plan were made or accrued for the years ended February 29, 2000 and February 28, 1999.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000




5.    RELATED PARTY TRANSACTIONS

      For the year ended February 28, 1999, certain of the General Partner Subsidiaries agreed to waive or forgive the related Income Funds' obligations to pay certain equipment management fees in the amount of $28,907. Accordingly, fee income from Income Funds is reflected net of these amounts. No fees were waived or forgiven for the year ended February 29, 2000.




6.    INCOME TAXES

      The Company and its subsidiaries file a consolidated federal income tax return.

      The Company has net operating loss carryforwards of approximately $639,000 and investment tax credit carryforwards of approximately $109,000 available to reduce future federal income taxes. If not used, the carryforwards will expire as follows:

                                                               NET OPERATING           INVESTMENT
               YEAR ENDING FEBRUARY 28,                            LOSSES              TAX CREDITS
               ------------------------                        -------------           -----------
                       2001                                                            $   57,000
                       2002                                                                52,000
                       2013                                         38,000
                       2019                                        149,000
                       2020                                        452,000
                                                                 ----------            ----------

                                                                 $  639,000            $  109,000
                                                                 ==========            ==========

      The Company also has net operating loss carryforwards of approximately $3,758,000 available to reduce future Pennsylvania state income taxes. If not used, the carryforwards will expire as follows:

               YEAR ENDING FEBRUARY 28,
               ------------------------
                       2006                                      $  147,000
                       2007                                         648,000
                       2008                                         973,000
                       2009                                         901,000
                       2010                                       1,089,000
                                                                 ----------

                                                                 $3,758,000
                                                                 ==========

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000


6.    INCOME TAXES (Continued)

      At February 29, 2000 and February 28, 1999, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

                                                              February 29,           February 28,
                                                                  2000                   1999
                                                              ------------           ------------
         Deferred tax assets:
            Other                                             $      4,500            $     4,500
            Investment tax credit carryforwards                     37,100                 52,400
            Net operating loss carryforwards                       465,000                287,000

            Less valuation allowance                              (412,000)              (266,000)
                                                              ------------            -----------

               Deferred tax assets, net                             94,600                 77,900
                                                              ------------            -----------

         Deferred tax liabilities:
            Investment in Income Funds                             (94,200)               (77,900)
            Office furniture and equipment                            (400)
                                                              ------------            -----------

               Deferred tax liabilities, net                       (94,600)               (77,900)
                                                              ------------            -----------

         Net deferred tax assets (liabilities)                $       -               $      -
                                                              ============            ===========

      The valuation allowance was increased by $146,000 and $29,000, respectively, for the years ended February 29, 2000 and February 28, 1999.

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      Other noncash activities associated with lease transactions:

                                                                                     Year Ended             Year Ended
                                                                                     February 29,           February 28,
                                                                                         2000                   1999
                                                                                     ------------           ------------
         Reduction of minimum lease receivable and repayment of nonrecourse obligation associated with direct payment made by
          lessee to bank                                                              $   545,000            $   545,000
                                                                                      ===========            ===========