Form 10-Q
period 2001-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2001-05-15
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-69996

                      COMMONWEALTH INCOME & GROWTH FUND III
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                        23-2895714
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

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


                           YES  [X]            NO   [   ]

                      Commonwealth Income & Growth Fund III
                                  Balance Sheet


                                                          March 31,     December 31,
                                                            2001            2000
                                                         --------------------------
                                                         (unaudited)
Assets

Cash and cash equivalents                                $    13,145    $   110,730
Lease income receivable                                       55,296         94,492

Accounts receivable - General Partner                           --           16,683

Prepaid Fees                                                    --           10,000
                                                         --------------------------
                                                              68,441        231,905
                                                         --------------------------

Computer equipment, at cost                                3,947,907      3,673,656
Accumulated depreciation                                  (1,874,219)    (1,636,102)

                                                         --------------------------
                                                           2,073,688      2,037,554
                                                         --------------------------

Equipment acquisition costs and deferred expenses, net        65,727         66,372
                                                         --------------------------

Total assets                                             $ 2,207,856    $ 2,335,831
                                                         ==========================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                         $    20,391    $    14,009

Accounts payable - General Partner                                30           --

Accounts payable - Commonwealth Capital Corp.                   --               21

Unearned lease income                                          3,936           --
Notes payable                                                776,384        796,020

                                                         --------------------------
Total liabilities                                            800,741        810,050
                                                         --------------------------

Partners' Capital

General partner                                                1,000          1,000
Limited partners                                           1,406,115      1,524,781

                                                         --------------------------
Total partners' capital                                    1,407,115      1,525,781
                                                         --------------------------

Total Liabilities and partners' capital                  $ 2,207,856    $ 2,335,831
                                                         ==========================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                              Statements of Income



                                                    Three Months Ended
                                                         March 31,
                                                        (unaudited)
                                                     2001        2000
                                                  ---------    ---------

Income
Lease                                             $ 318,604    $ 290,176
Interest and other                                    2,450       13,041
                                                  ---------    ---------
Total Income                                        321,054      303,217
                                                  ---------    ---------

Expenses
Operating, excluding depreciation                    80,049       57,453
Equipment management fee - General Partner           15,931       19,729
Interest                                             13,431       16,595
Depreciation                                        238,117      230,992
Amortization of equipment
  acquisition costs and deferred expenses            12,817       13,341


                                                  ---------    ---------
                                                    360,345      338,110
                                                  ---------    ---------

Net (loss)                                        $ (39,291)   $ (34,893)
                                                  =========    =========

Net (loss) per equivalent limited
  partnership unit                                $   (0.26)   $   (0.25)
                                                  =========    =========
Weighted Average number of equivalent limited       151,158      136,891
partnership units outstanding during the period
                                                  =========    =========












                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                         Statement of Partners' Capital

                                                     For the Three Months ended March 31, 2001
                                                                   (unaudited)

                                                 Partner Units       General     Limited
                                             General     Limited     Partner     Partner        Total
                                           -------------------------------------------------------------

Partners' capital - December 31, 2000             50       151,158     $1,000   $1,524,781    $1,525,781

  Net Income (loss)                                                       783      (40,074)      (39,291)
  Distributions                                                          (783)     (78,592)      (79,375)
                                         ---------------------------------------------------------------
Partners' capital - March 31, 2001                50       151,158     $1,000   $1,406,115    $1,407,115
                                         ===============================================================










                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                             Statement of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   PAGE 1 of 2


                                                            (unaudited)
                                                        2001        2000
                                                      ---------------------
Operating activities
Net (Loss)                                           $ (39,291)   $ (34,893)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization                          250,934      244,333
Other noncash activities included in
determination of net income                           (139,636)    (113,474)
Changes in operating assets and liabilities:

Decrease in lease income receivable                     39,196       13,177
Decrease in prepaid assets                              10,000         --
Increase (decrease) in accounts payable                  6,382         (478)
(Decrease) in accounts payable to
Commonwealth Capital Corp.                                 (21)        --
Increase in accounts payable -
General Partner                                         16,713          974

Increase (decrease) in unearned lease income             3,936      (12,753)

                                                      ---------------------


Net cash provided by operating activities              148,213       96,886
                                                      ---------------------

Investing activities:

Capital Expenditures                                  (154,251)    (106,803)
Equipment acquisition fees paid to General Partner     (12,172)     (13,845)

                                                      ---------------------

Net cash provided by investing activities             (166,423)    (120,648)
                                                      ---------------------

                      Commonwealth Income & Growth Fund III
                             Statement of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   PAGE 2 of 2

                                                           (unaudited)
                                                         2001        2000
                                                      ---------------------

Financing activities:

Partners contributions                                    --         91,817
Offering  costs                                           --        (10,629)
Debt Placement fee paid to the General Partner            --         (1,633)
Distributions to partners                               (79,375)    (69,051)
                                                      ---------------------

Net cash provided by financing activities              (79,375)      10,504
                                                      ---------------------

Net (decrease) in cash and cash equivalents             (97,585)    (13,258)
Cash and cash equivalents, beginning of period          110,730     138,826

                                                      ---------------------

Cash and cash equivalents, end of period              $  13,145   $ 125,568
                                                      =====================






















                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS


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

2.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The financial information presented as of
        Policies                   any date other than December 31 has been
                                   prepared from the books and records without audit. Financial information as of December
                                   31 has been derived from the audited
                                   financial statements of Commonwealth Income
                                   & Growth Fund III (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended
                                   December 31, 2000. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2001.

                                   Revenue Recognition

                                   Through March 31, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   Long-Lived Assets

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, there is no impairment.

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

                                   Cash and Cash Equivalents

                                   The Company considers all highly liquid
                                   investments with a maturity of three months or less to be cash equivalents. At March 31, 2001, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                                   Net Income (Loss) Income Per Equivalent
                                   Limited Partnership Unit

                                   The net income (loss) income per equivalent limited partnership unit is computed based upon net income (loss) income allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

3.      Computer                   The Partnership is the lessor of equipment
        Equipment                  under operating leases with periods ranging
                                   from 24 to 36 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2000:

                                  Year ending December 31,                                       Amount
                                 ------------------------------------------------------------------------
                                   Nine months ended December 31, 2001                         $  744,000
                                   Year ended December 31, 2002                                   493,000
                                   Year ended December 31, 2003                                   185,000
                                   Year ended December 31, 2004                                    11,000
                                 ------------------------------------------------------------------------
                                                                                               $1,433,000
                                                                                              ===========

4.      Notes Payable              Notes payable consisted of the following:


                                                                                  March 31,            Dec. 31,
                                  -----------------------------------------------------------------------------
                                                                                     2001                2000
                                  Installment note payable to a bank; interest
                                  at 6.60%; due in monthly installments of
                                  $4,983 including interest through January 2002   $ 48,356           $  62,352

                                  Installment note payable to a bank; interest
                                  at 6.60%; due in monthly installments of
                                  $9,951 including interest through January 2002     96,571             124,525

                                  Installment note payable to a bank; interest
                                  at 7.12%; due in monthly installments of
                                  $4,685 including interest through March 2002       54,118              67,058

                                  Installment note payable to a bank; interest
                                  at 6.75%; due in monthly installments of
                                  $19,800 including interest through April 2002     247,544             302,151

                                  Installment note payable to a bank; interest
                                  at 7.42% due in monthly installments of $515
                                  including interest through November 2002            9,661              11,010

                                  Installment note payable to a bank; interest
                                  at 7.6% due in monthly installments of $596
                                  including interest through December 2002           11,685              13,231

                                  Installment note payable to a bank; interest
                                  at 7.6% due in monthly installments of $1,573
                                  including interest through February 2003           33,569              37,598

                                  Installment note payable to a bank; interest
                                  at 7.35% due in monthly installments of $1,162
                                  including interest through January 2003            23,848              26,860

                                  Installment note payable to a bank; interest
                                  at 7.55% due in monthly installments of $1,236
                                  including interest through February 2003           26,390              29,560




                                                                                  March 31,            Dec. 31,
                                  -----------------------------------------------------------------------------
                                                                                     2001                2000

                                  Installment note payable to a bank;
                                  interest at 8.18% due in monthly
                                  installments of $1,845 including
                                  interest through April 2002                        22,878              27,877

                                  Installment note payable to a bank; interest
                                  at 7.6% due in monthly installments of $3,465
                                  including interest through June 2003               85,238              93,798

                                  Installment note payable to a bank; interest
                                  at 7.8% due in monthly installments of $3,831
                                  including interest through February 2004          116,526                 ---
                                  -----------------------------------------------------------------------------
                                                                                   $776,384           $ 796,020
                                  -----------------------------------------------------------------------------

                                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

6.      Supplemental
        Cash Flow
        Information
Other noncash activities included in the determination of net income are as follows:

Quarter ended March 31,                                             2001             2000
------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $      139,636    $     113,474

        No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

        Noncash investing and financing activities include the following:


Quarter ended March 31,                                             2001             2000
------------------------------------------------------------------------------------------

Debt assumed in connection with
     purchase of computer equipment                       $      120,201    $     163,289
------------------------------------------------------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources


The Partnership's primary sources of capital for the three months ended March 31, 2001 and 2000 were from cash from operations of $148,000 and $97,000, respectively. The primary uses of cash for the three months ended March 31, 2001, and 2000, were for capital expenditures for new equipment totaling $154,000 and $107,000 respectively, and the payment of preferred distributions to partners of $79,000 and $69,000 respectively.

For the three month period ended March 31, 2001, the Partnership generated cash flows from operating activities of $148,000, which includes a net loss of $39,000, and depreciation and amortization expenses of $251,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $140,000.

For the three month period ended March 31, 2000, the Partnership generated cash flows from operating activities of $97,000, which includes a net loss of $35,000, and depreciation and amortization expenses of $244,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $113,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2001, the Partnership had approximately $8,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2001, the Partnership had future minimum rentals on non-cancelable operating leases of $744,000 for the balance of the year ending December 31, 2001 and $689,000 thereafter. At March 31, 2001, the outstanding debt was $776,000, with interest rates ranging from 6.6% to 8.2%, and will be payable through February, 2004.

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

Results of Operations

 For the quarter ended March 31, 2001, the Partnership recognized income of $321,000 and expenses of $360,000, resulting in a net loss of $39,000. For the quarter ended March 31, 2000, the Partnership recognized income of $303,000 and expenses of $338,000, resulting in a net loss of $35,000.

Lease income increased by 10% to $319,000 for the quarter ended March 31, 2001, from $290,000 for the quarter ended March 31, 2000, primarily due to the fact that new lease agreements were made since the quarter ended March 31, 2000, therefore generating a higher revenue stream.

Interest income decreased 81% to $2,500 for the quarter ended March 31, 2001 from $13,000 for the quarter ended March 31, 2000, primarily due to lower monthly average balance in the money market accounts for the quarter ended March 31, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 39% to approximately $80,000 for the quarter ended March 31, 2001, from $57,000 for the quarter ended March 31, 2000, which is primarily attributable to an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., and outside office services which consisted of an allocation of placement fees for 2 new employees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $16,000 for the quarter ended March 31, 2001, compared to $20,000 for the quarter ended March 31, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment and equipment acquisition fees. The expenses increased 3% to approximately $251,000 for the quarter ended March 31, 2001, from $244,000 for the quarter ended March 31, 2000 due to the purchase of new equipment and related acquisition fees being amortized.

Interest expense decreased 19% to $13,000 for the quarter ended March 31, 2001, from $17,000 for the quarter ended March 31, 2000 due to the decrease in debt relating to the purchase of equipment.


Part II:   OTHER INFORMATION



                      Commonwealth Income & Growth Fund II




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

                           Inapplicable

         Item 5.           Other Information.

                           Inapplicable

         Item 6.           Exhibits and Reports on Form 8-K.

                           a)       Exhibits:   None

                           b)       Report on Form 8-K:   None


         Item 7.A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISK

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



                                    COMMONWEALTH INCOME & GROWTH FUND III
                                             BY: COMMONWEALTH INCOME & GROWTH
                                                 FUND, INC. General Partner




                                    By:
------------------                     ------------------------
Date                                George S. Springsteen
                                    President