Form 10-Q
period 2001-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2001-08-13
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                          470 John Young Way Suite 300
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:


                           YES  [X]                            NO   [ ]

                      Commonwealth Income & Growth Fund III
                                 Balance Sheets

                                                                         June 30,            December 31,
                                                                           2001                  2000
                                                                 ----------------------------------------
                                                                        (unaudited)
Assets

Cash and cash equivalents                                             $    30,954            $   110,730
Lease income receivable                                                    35,692                 94,492
Other receivable - General Partner                                              -                 16,683
Prepaid Fees                                                                    -                 10,000
                                                                 ----------------------------------------
                                                                           66,646                231,905
                                                                 ----------------------------------------

Computer equipment, at cost                                             3,941,410              3,673,656
Accumulated depreciation                                               (2,116,145)            (1,636,102)

                                                                 ----------------------------------------
                                                                        1,825,265              2,037,554
                                                                 ----------------------------------------

Equipment acquisition costs and deferred expenses, net                     54,336                 66,372
                                                                 ----------------------------------------

Total assets                                                          $ 1,946,247            $ 2,335,831
                                                                 ========================================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                      $    27,248            $    14,009
Accounts payable - General Partner                                         28,764                      -
Accounts payable - Commonwealth Capital Corp.                                   -                     21
Notes payable                                                             628,562                796,020

                                                                 ----------------------------------------
Total liabilities                                                         684,574                810,050
                                                                 ----------------------------------------

Partners' Capital
General partner                                                             1,000                  1,000
Limited partners                                                        1,260,673              1,524,781

                                                                 ----------------------------------------
Total partners' capital                                                 1,261,673              1,525,781
                                                                 ----------------------------------------

Total liabilities and partners' capital                               $ 1,946,247            $ 2,335,831
                                                                 ========================================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                              Statements of Income
                                   (unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                                       June 30                      June 30
                                                                 2001           2000          2001           2000
                                                            -----------------------------------------------------------
Income
Lease                                                        $  252,920     $ 307,330     $   571,524     $ 597,506
Interest and other                                                1,407        (7,066)          3,857         5,975
                                                            -----------------------------------------------------------

Total Income                                                    254,327       300,264         575,381       603,481
                                                            -----------------------------------------------------------

Expenses
Operating, excluding depreciation                                41,516        41,542         121,565        98,995
Equipment management fee - General Partner                       12,454        10,122          28,385        29,851
Interest                                                         13,108        17,540          26,539        34,135
Depreciation                                                    241,926       226,489         480,043       457,481
Amortization of equipment
  acquisition costs and deferred expenses                        11,391        14,085          24,208        27,426


                                                            -----------------------------------------------------------
Total expenses                                                  320,395       309,778         680,740       647,888
                                                            -----------------------------------------------------------

Net (loss)                                                   $  (66,068)    $  (9,514)     $ (105,359)    $ (44,407)
                                                            ===========================================================

Net (loss) per equivalent limited
  partnership unit                                           $    (0.44)    $   (0.07)    $     (0.70)       $(0.32)
                                                            ===========================================================

Weighted Average number of equivalent limited
  partnership units outstanding during the period               151,158       138,750         151,158       138,750
                                                            ===========================================================





                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                         Statements of Partners' Capital

                                                          For the Six Months ended June 30, 2001
                                                                        (unaudited)

                                                   Partner Units           General       Limited
                                                 General     Limited       Partner       Partner          Total
                                                ------------------------------------------------------------------
Partners' capital - December 31, 2000              50       151,158         $1,000     $1,524,781      $1,525,781

  Net income (loss)                                                          1,567       (106,926)       (105,359)
  Distributions                                                             (1,567)      (157,182)       (158,749)
                                                ------------------------------------------------------------------
Partners' capital - June 30, 2001                  50       151,158         $1,000     $1,260,673      $1,261,673
                                                ==================================================================
















                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                            Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                   2001           2000
                                                               -----------      ---------
Operating activities
Net (loss)                                                      $ (105,359)     $ (44,407)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
      Depreciation and amortization                                504,251        484,907
      Other noncash activities included in
          determination of net income                             (287,659)       (24,909)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                               58,800         (3,373)
              Other receivables-Commonwealth Capital Corp           16,683              -
              Other receivables                                     10,000              -
         Increase (decrease) in liabilities
              Accounts payable                                      13,239         (4,603)
              Accounts payable, Common Capital Corp.                   (21)             -
              Accounts payable, General Partner                     28,764         20,360
              Organization Cost, General Partner                         -         (1,221)
              Unearned lease income                                      -          4,912
                                                               -----------      ---------

Net cash provided by operating activities                          238,698        431,666
                                                               -----------      ---------

Investing activities:
Capital Expenditures                                              (147,553)      (318,345)
Equipment acquisition fees paid to General Partner                 (10,970)       (44,179)
                                                               -----------       --------

Net cash (used in) investing activities                           (158,523)      (362,524)
                                                               -----------       --------
Financing activities:
Distributions to partners                                         (158,749)      (142,563)
Partners' contributions                                                  -        116,318
Offering Costs                                                           -        (12,737)
Debt Placement fee paid to the General Partner                      (1,202)        (4,227)
                                                               -----------      ---------

Net cash (used in) financing activities                           (159,951)       (43,209)
                                                               -----------      ---------

Net increase (decrease) in cash and cash equivalents               (79,776)        25,933
Cash and cash equivalents, beginning of period                     110,730        138,826
                                                               -----------      ---------

Cash and cash equivalents, end of period                        $   30,954      $ 164,759
                                                               ===========      =========


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

2.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The financial information presented as of any
        Policies                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth
                                   Fund III (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2001.

                                   Revenue Recognition

                                   Through June 30, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   Long-Lived Assets

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2001, there is no impairment.

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

                                   Cash and Cash Equivalents

                                   The Company considers all highly liquid
                                   investments with a maturity of three months or less to be cash equivalents. At June 30, 2001, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2001:

                                                                                                         Amount
                                  --------------------------------------------------------------------------------
                                      Six months ended December 31, 2001                          $     485,000
                                      Year ended December 31, 2002                                      493,000
                                      Year ended December 31, 2003                                      194,000
                                      Year ended December 31, 2004                                       11,000
                                  --------------------------------------------------------------------------------
                                                                                                  $   1,183,000
                                                                                                    ==============

4.      Notes Payable      Notes payable consisted of the following:

                                                                                June 30,           December 31,
                                                                                  2001                2000
                                  ---------------------------------------------------------------------------------
                                  Installment note payable to a bank;
                                  interest at 6.60%; due in monthly
                                  installments of $4,983 including
                                  interest through January 2002            $           34,127   $         62,352


                                  Installment note payable to a bank;
                                  interest at 6.60%; due in monthly
                                  installments of $9,951 including
                                  interest through January 2002                        68,154            124,525


                                  Installment note payable to a bank;
                                  interest at 7.12%; due in monthly
                                  installments of $4,685 including
                                  interest through March 2002                          40,946             67,058


                                  Installment note payable to a bank;
                                  interest at 6.75%; due in monthly
                                  installments of $19,800 including
                                  interest through April 2002                         192,010            302,151


                                  Installment note payable to a bank;
                                  interest at 7.42% due in monthly
                                  installments of $515 including
                                  interest through November 2002                        8,286             11,010


                                  Installment note payable to a bank;
                                  interest at 7.6% due in monthly
                                  installments of $596 including
                                  interest through December 2002                       10,109             13,231


                                  Installment note payable to a bank;
                                  interest at 7.6% due in monthly
                                  installments of $1,573 including
                                  interest through February 2003                       29,462             37,598


                                  Installment note payable to a bank;
                                  interest at 7.35% due in monthly
                                  installments of $1,162 including
                                  interest through January 2003                        20,782             26,860


                                  Installment note payable to a bank;
                                  interest at 7.55% due in monthly
                                  installments of $1,236 including
                                  interest through February 2003                       23,160             29,560

                                                                                     June 30,      December 31,
                                                                                       2001          2000
                                  ---------------------------------------------------------------------------------

                                  Installment note payable to a bank;
                                  interest at 8.18% due in monthly
                                  installments of $1,845 including
                                  interest through April 2002                          17,777             27,877

                                  Installment note payable to a bank;
                                  interest at 7.6% due in monthly
                                  installments of $3,465 including
                                  interest through June 2003                           76,504             93,798

                                  Installment note payable to a bank;
                                  interest at 7.8% due in monthly
                                  installments of $3,831 including
                                  interest through January 2004                       107,245                ---
                                  ---------------------------------------------------------------------------------
                                                                           $          628,562   $        796,020
                                  =================================================================================

                                   These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.



6.      Supplemental
        Cash Flow
        Information

Other noncash activities included in the determination of net income are as follows:

Six months ended June 30,                                           2001             2000
------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $      287,659    $      24,909

        No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

        Noncash investing and financing activities include the following:

Six months ended June 30,                                           2001             2000
------------------------------------------------------------------------------------------
Debt assumed in connection with
     purchase of computer equipment                       $      120,201    $     204,287
==========================================================================================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources


The Partnership's primary sources of capital for the six months ended June 30, 2001 and 2000 were cash from operations of $239,000 and $432,000, respectively and contributions from partners of $116,000 for the six months ended June 30, 2000. The primary uses of cash for the six months ended June 30, 2001, and 2000, were for capital expenditures for new equipment totaling $148,000 and $318,000 respectively, and the payment of preferred distributions to partners of $159,000 and $143,000 respectively.

For the six month period ended June 30, 2001, the Partnership generated cash flows from operating activities of $239,000, which includes a net loss of $105,000, and depreciation and amortization expenses of $504,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $288,000.

For the six month period ended June 30, 2000, the Partnership generated cash flows from operating activities of $432,000, which includes a net loss of $44,000, and depreciation and amortization expenses of $485,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $25,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2001, the Partnership had approximately $25,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2001, the Partnership had future minimum rentals on non-cancelable operating leases of $485,000 for the balance of the year ending December 31, 2001 and $698,000 thereafter. At June 30, 2001, the outstanding debt was $629,000, with interest rates ranging from 6.6% to 8.2%, and will be payable through January, 2004.

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


Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

 For the quarter ended June 30, 2001, the Partnership recognized income of $254,000 and expenses of $320,000, resulting in a net loss of $66,000. For the quarter ended June 30, 2000, the Partnership recognized income of $300,000 and expenses of $310,000, resulting in a net loss of $10,000.

Lease income decreased by 18% to $253,000 for the quarter ended June 30, 2001, from $307,000 for the quarter ended June 30, 2000, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense for the quarters ended June 30, 2001 and 2000 did not change, the expense being approximately $42,000 each quarter.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $12,000 for the quarter ended June 30, 2001, compared to $10,000 for the quarter ended June 30, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment and equipment acquisition fees. The expenses increased 5% to approximately $253,000 for the quarter ended June 30, 2001, from $241,000 for the quarter ended June 30, 2000 due to the purchase of new equipment and related acquisition fees being amortized.

Interest expense decreased 25% to $13,000 for the quarter ended June 30, 2001, from $18,000 for the quarter ended June 30, 2000 due to the decrease in debt relating to the purchase of equipment.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

For the six months ended June 30, 2001, the Partnership recognized income of $575,000 and expenses of $680,000, resulting in a net loss of $105,000. For the six months ended June 30, 2000, the Partnership recognized income of $603,000 and expenses of $648,000, resulting in a net loss of $45,000.

Lease income decreased by 4% to $572,000 for the six months ended June 30, 2001, from $598,000 for the six months ended June 30, 2000, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the six months ended June 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense increased 23% to approximately $122,000 for the six months ended June 30, 2001, from $99,000 for the six months ended June 30, 2000, which is primarily attributable to an increase in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp., and outside office services which consisted of an allocation of placement fees for 2 new employees.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $28,000 for the six months ended June 30, 2001, compared to $30,000 for the six months ended June 30, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment and equipment acquisition fees. The expenses increased 4% to approximately $504,000 for the six months ended June 30, 2001, from $485,000 for the six months ended June 30, 2000 due to the purchase of new equipment and related acquisition fees being amortized.

Interest expense decreased 22% to $27,000 for the six months ended June 30, 2001, from $34,000 for the six months ended June 30, 2000 due to the decrease in debt relating to the purchase of equipment.

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



                                           COMMONWEALTH INCOME & GROWTH FUND III
                                               BY: COMMONWEALTH INCOME & GROWTH
                                               FUND, INC. General Partner




__________________                          By:________________________
Date                                        George S. Springsteen
                                            President