Form 10-Q
period 2001-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2001-11-13
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


                           YES  [X]               NO   [   ]

                      Commonwealth Income & Growth Fund III
                                 Balance Sheets

                                                                  September 30,     December 31,
                                                                      2001              2000
                                                                 -------------------------------
                                                                    (unaudited)
Assets

Cash and cash equivalents                                        $        -           $  110,730
Lease income receivable                                              90,675               94,492
Accounts Receivables - General Partner                                    -               16,683
Accounts receivable - Other LP's                                     32,751                    -
Prepaid Fees                                                              -               10,000
                                                                 -------------------------------
                                                                     93,677              231,905
                                                                 -------------------------------

Computer equipment, at cost                                       3,961,794            3,673,656
Accumulated depreciation                                         (2,362,522)          (1,636,102)
                                                                 -------------------------------
                                                                  1,599,272            2,037,554
                                                                 -------------------------------

Equipment acquisition costs and deferred expenses, net               43,484               66,372
                                                                 -------------------------------

Total assets                                                     $1,736,433           $2,335,831
                                                                 ===============================

Liabilities and Partners' Capital

Liabilities
Cash overdraft                                                   $   29,749           $        -
Accounts payable                                                     36,533               14,009
Accounts payable - General Partner                                   50,223                    -
Accounts payable - Commonwealth Capital Corp.                         6,263                   21
Notes payable                                                       478,137              796,020
                                                                --------------------------------
Total Liabilities                                                   571,156              810,050
                                                                --------------------------------
Partners' Capital

General partner                                                       1,000                1,000
Limited partners                                                  1,164,277            1,524,781
                                                                --------------------------------
Total partners' capital                                           1,165,277            1,525,781
                                                                --------------------------------
Total Liabilities and Partners' capital                          $1,736,433           $2,335,831
                                                                ================================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                            Statements of Operations

                                                                 Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                                2001           2000           2001           2000
                                                            -----------------------------------------------------------
                                                                    (unaudited)                   (unaudited)
Income
Lease                                                        $ 313,467     $   359,431    $   884,991    $   956,937
Interest and other                                                 132           2,349          3,989          8,324
                                                             -------------------------------------------------------

Total Income                                                   313,599         361,780        888,980        965,261
                                                             -------------------------------------------------------
Expenses
Operating, excluding depreciation                               46,399          76,103        167,964        175,098
Equipment management fee - General Partner                      15,673          15,627         44,058         45,478
Interest                                                        10,505          15,343         37,044         49,478
Depreciation                                                   246,377         244,387        726,420        701,868
Amortization of equipment
  acquisition costs and deferred expenses                       11,667          22,694         35,875         50,120
Loss on sale of computer equipment                                   -         118,807              -        118,807
                                                             -------------------------------------------------------
Total expenses                                                 330,621         492,961      1,011,361      1,140,849
                                                             -------------------------------------------------------

Net (loss)                                                   $ (17,022)    $  (131,181)    $ (122,381)    $ (175,588)
                                                             =======================================================

Net (loss) per equivalent limited
  partnership unit                                           $   (0.11)    $     (0.91)    $    (0.81)    $    (1.22)
                                                             =======================================================

Weighted Average number of equivalent limited
  partnership units outstanding during the period              151,158         144,218        151,158        144,218
                                                             =======================================================



                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                         Statements of Partners' Capital

                                                             For the Nine Months ended September 30, 2001
                                                                              (unaudited)

                                                      Partner Units           General       Limited
                                                  General     Limited         Partner       Partner          Total
                                                ------------------------------------------------------------------------
Partners' capital - December 31, 2000                    50       151,158         $1,000    $1,524,781      $1,525,781

  Net income (loss)                                                                2,350      (124,731)       (122,381)
  Distributions                                                                   (2,350)     (235,773)       (238,123)
                                                ------------------------------------------------------------------------
Partners' capital - September 30, 2001                   50       151,158         $1,000    $1,164,277      $1,165,277
                                                ========================================================================


























                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                             Statements of Cash Flow
              For the Nine Months Ended September 30, 2001 and 2000


                                                                      2001            2000
                                                                 -------------------------------
Operating activities                                                      (unaudited)
Net (Loss)                                                        $  (122,381)    $ (175,588)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
       Depreciation and amortization                                  762,295        751,988
       Loss on sale of computer equipment                                   -        118,807
       Other noncash activities included in
          determination of net income                                (438,084)      (148,387)
       Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                   3,817         36,407
              Other receivables - Other LP's                          (32,751)             -
              Other receivables-Commonwealth Capital Corp              16,683              -
              Other receivables                                        10,000             37
         Increase (decrease) in liabilities
              Accounts payable                                         22,524         (7,208)
              Accounts payable, Common Capital Corp.                    6,242          7,734
              Accounts payable, General Partner                        50,223          8,447
              Organization Cost, General Partner                            -         (9,247)
              Unearned lease income                                         -        (59,258)
                                                                 -----------------------------
Net cash provided by operating activities                             278,568        523,732
                                                                 -----------------------------

Investing activities:
Capital Expenditures                                                 (167,937)      (560,073)
Net proceeds from the sale of computer equipment                            -         59,654
Equipment acquisition fees paid to General Partner                    (11,785)       (22,172)
                                                                 -----------------------------
Net cash (used in) investing activities                              (179,722)      (522,591)
                                                                 -----------------------------

Financing activities:
Distributions to partners                                            (238,123)      (221,939)
Partners' contributions                                                     -        364,880
Offering Costs                                                              -        (39,955)
Debt Placement fee paid to the General Partner                         (1,202)        (2,228)
                                                                 -----------------------------
Net cash (used in)/provided by financing activities                  (239,325)       100,758
                                                                 -----------------------------

Net (decrease) increase in cash and equivalents                      (140,479)       101,899
Cash and cash equivalents, beginning of period                        110,730        138,826
                                                                 -----------------------------
Cash and cash equivalents, end of period                         $    (29,749)    $  240,725
                                                                 =============================


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


2.   Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund III (the "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2001.

Revenue Recognition

Through September 30, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2001, there is no impairment.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses, are amortized on a straight-line basis over two- to-three year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At September 30, 2001, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2001:

                                                             Amount
--------------------------------------------------------------------------------
Three months ended December 31, 2001                       $ 236,000
Year ended December 31, 2002                                 493,000
Year ended December 31, 2003                                 194,000
Year ended December 31, 2004                                  11,000
--------------------------------------------------------------------------------
                                                           $ 934,000
                                                           =========

4.   Notes Payable

Notes payable consisted of the following:

                                            September 30,        December 31,
                                                2001                 2000
--------------------------------------------------------------------------------

Installment note payable to a bank;
interest at 6.60%; due in monthly
installments of $4,983 including
interest through January 2002               $    19,661         $    62,352

Installment note payable to a bank;
interest at 6.60%; due in monthly
installments of $9,951 including
interest through January 2002                    39,265             124,525

Installment note payable to a bank;
interest at 7.12%; due in monthly
installments of $4,685 including
interest through March 2002                      27,539              67,058

Installment note payable to a bank;
interest at 6.75%; due in monthly
installments of $19,800 including
interest through April 2002                     135,533             302,151

Installment note payable to a bank;
interest at 7.42% due in monthly
installments of $515 including
interest through November 2002                    6,886              11,010

Installment note payable to a bank;
interest at 7.6% due in monthly
installments of $596 including
interest through December 2002                    8,503              13,231

Installment note payable to a bank;
interest at 7.6% due in monthly
installments of $1,573 including
interest through February 2003                   25,276              37,598

Installment note payable to a bank;
interest at 7.35% due in monthly
installments of $1,162 including
interest through January 2003                    17,659              26,860

Installment note payable to a bank;
interest at 7.55% due in monthly
installments of $1,236 including
interest through February 2003                   19,868              29,560

                                            September 30,        December 31,
                                                2001                 2000
--------------------------------------------------------------------------------

Installment note payable to a bank;
interest at 8.18% due in monthly
installments of $1,845 including
interest through April 2002                      12,570             27,877

Installment note payable to a bank; interest
at 7.6% due in monthly installments of $3,465
including interest through June 2003             67,594             93,798

Installment note payable to a bank; interest
at 7.8% due in monthly installments of $3,831
including interest through January 2004          97,783                ---
--------------------------------------------------------------------------------

                                              $ 478,137         $   796,020
================================================================================

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.


6.   Supplemental Cash Flow Information

Other noncash activities included in the determination of net (loss) are as follows:

Nine months ended September 30,                             2001         2000
--------------------------------------------------------------------------------

Lease income, net of interest expense on
   notes payable realized as a result of direct
   payment of principal by lessee to bank               $   438,084    $ 148,387


No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:


Nine months ended September 30,                             2001          2000
--------------------------------------------------------------------------------

Debt assumed in connection with
   purchase of computer equipment                       $   120,201    $ 337,062
================================================================================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of capital for the nine months ended September 30, 2001 and 2000 were cash from operations of $279,000 and $524,000, respectively and contributions from partners of $365,000 for the nine months ended September 30, 2000. The primary uses of cash for the nine months ended September 30, 2001, and 2000, were for capital expenditures for new equipment totaling $168,000 and $560,000 respectively, and the payment of preferred distributions to partners of $238,000 and $222,000 respectively.

For the nine month period ended September 30, 2001, the Partnership generated cash flows from operating activities of $279,000, which includes a net loss of $122,000, and depreciation and amortization expenses of $762,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $438,000.

For the nine month period ended September 30, 2000, the Partnership generated cash flows from operating activities of $524,000, which includes a net loss of $176,000, and depreciation and amortization expenses of $752,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $148,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At September 30, 2001, the Partnership had approximately $10,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2001, the Partnership had future minimum rentals on non-cancelable operating leases of $236,000 for the balance of the year ending December 31, 2001 and $698,000 thereafter. At September 30, 2001, the outstanding debt was $478,000, with interest rates ranging from 6.6% to 8.2%, and will be payable through January, 2004.

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

Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000
--------------------------------------------------------------------

For the quarter ended September 30, 2001, the Partnership recognized income of $314,000 and expenses of $331,000, resulting in a net loss of $17,000. For the quarter ended September 30, 2000, the Partnership recognized income of $362,000 and expenses of $493,000, resulting in a net loss of $131,000.

Lease income decreased by 13% to $313,000 for the quarter ended September 30, 2001, from $359,000 for the quarter ended September 30, 2000, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended September 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense decreased 39% to approximately $46,000 for the three months ended September 30, 2001, from $76,000 for the three months ended September 30, 2000, which is primarily attributable to an increase in accounting services of $10,000 relating to the refilings of the 2nd and 3rd quarters of the 10-Q for 2000 as well as the review of the 2nd quarter 10-Q for 2001, a decrease in postage expenses of $2,000, a decrease in broker expenses of $16,000, relating to closing costs, a decrease in remarketing fees of $2,000, a decrease in miscellaneous office expenses of $4,000, a decrease in dues of $1,000, and a decrease in a write-off of acquisition costs of $12,000.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was approximately $16,000 for the quarter ended September 30, 2001 and 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment and equipment acquisition fees. The expenses decreased 3% to approximately $258,000 for the quarter ended September 30, 2001, from $267,000 for the quarter ended September 30, 2000 due to certain leases becoming fully depreciated and amortized, offset by the purchase of new equipment and related acquisition fees being depreciated and amortized, respectively.

Interest expense decreased 32% to $11,000 for the quarter ended September 30, 2001, from $15,000 for the quarter ended September 30, 2000 due to the decrease in debt relating to the purchase of equipment.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000
------------------------------------------------------------------

For the nine months ended September 30, 2001, the Partnership recognized income of $889,000 and expenses of $1,011,000, resulting in a net loss of $122,000. For the nine months ended September 30, 2000, the Partnership recognized income of $965,000 and expenses of $1,141,000, resulting in a net loss of $176,000.

Lease income decreased by 8% to $885,000 for the nine months ended September 30, 2001, from $957,000 for the nine months ended September 30, 2000, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the nine months ended September 30, 2000.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expense decreased 4% to approximately $168,000 for the nine months ended September 30, 2001, from $175,000 for the nine months ended September 30, 2000, which is primarily attributable to an decrease in reimbursable expenses with the administration and operation of the Partnership charged by Commonwealth Capital Corp of $8,000, a decrease in postage expenses of $3,000, a decrease in miscellaneous outside services of $4,000, and a decrease in legal fees of $2,000, a decrease in broker's commission expense of $16,000, an increase in outside office services of $11,000, and an increase in accounting fees of $15,000 relating to the restatement of 2nd and 3rd quarter 10-Q's for 2000 and the review of the 2nd quarter 10-Q for 2001.

The equipment management fee is equal to 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee is approximately $44,000 for the nine months ended September 30, 2001, compared to $45,000 for the nine months ended September 30, 2000.

Depreciation and amortization expenses consist of depreciation on computer equipment and equipment acquisition fees. The expenses increased 1% to approximately $762,000 for the nine months ended September 30, 2001, from $752,000 for the nine months ended September 30, 2000 due to the purchase of new equipment and related acquisition fees being amortized.

Interest expense decreased 25% to $37,000 for the nine months ended September 30, 2001, from $49,000 for the nine months ended September 30, 2000 due to the decrease in debt relating to the purchase of equipment.

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


                                    COMMONWEALTH INCOME & GROWTH FUND III
                                       BY: COMMONWEALTH INCOME & GROWTH
                                       FUND, INC. General Partner


                                    By:
------------------                     -----------------------------
Date                                   George S. Springsteen
                                       President