Form 10-K
period 2001-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2002-03-29
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                               470 John Young Way
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

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

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 2001 are incorporated by reference as Exhibits in Part IV of this Report.

                                     PART I

ITEM 1: BUSINESS

GENERAL

     Commonwealth Income and Growth Fund III (the "Partnership") was formed on April 17, 1997, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership ("Units") to the public on July 25, 1997 (the "Offerings"). On January 27, 1998, the Partnership received and accepted subscription proceeds of $1,526,000, which exceeded the minimum offering amount of $1,500,000 and the funds were released from escrow. The partnership terminated its offering of units on July 31, 2000, with 151,178 Units ($3,023,569) admitted as Limited Partners of the Partnership.

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

     As of December 31 2001, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

     The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment which has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2001, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. As of December 31, 2001, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 22 different companies located throughout the United States. Approximately 47% of the Equipment acquired by the Partnership consists of workstations, department servers and enterprise servers. Approximately 9% of the Equipment acquired by the Partnership consists of printers. Approximately 3% of the Equipment acquired by the Partnership consists of communication controllers. Approximately 20% of the Equipment acquired by the Partnership consists of Escon drivers. Approximately another 3% of the Equipment acquired by the Partnership consists of telephone switches. Approximately 18% of the Equipment acquired by the Partnership consists of Routers.

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

     The Partnership intends to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31 2001, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

     The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2001, all leases that have been entered into are "triple net leases".

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

     The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2001, the Partnership has not entered into any such agreements.

BORROWING POLICIES

     The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned by the Partnership, or subject to Conditional Sales Contract (except that the partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment. The Partnership will incur only non-recourse debt that is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2001, the aggregate non-recourse debt outstanding of $344,000 was approximately 9.7% of the aggregate cost of Equipment owned.

     The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2001, the Partnership has not exercised this option.

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

     Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash that might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2001, no such agreements existed.

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

REFINANCING POLICIES

     Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2001, the Partnership has not refinanced any of its debt.

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

Investments

     As of March 29, 2002, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                      EQUIPMENT                  PURCHASE          LIST         MONTHLY         LEASE
LESSEE                   MFG         DESCRIPTION                   PRICE           PRICE         RENT           TERM
Lucent                   SUN         (12) Workstations            139,596           239,340        3,857           32
Lucent                   SUN         Server                       445,714           739,350       12,120           32
Chase                    SUN         Server                       252,681           394,360        6,493           36
Cendant                  SUN         Server                       131,470           221,095        3,216           36
Cendant                  SUN         Server upgrade                40,382            39,590        1,425           31
Chase                    STK         Timberline drive             407,908         1,134,830       12,346           24
Chrysler                 IBM         Controller                    19,496            24,200          731           24
Chrysler                 IBM         Controller                    18,392            24,200          731           24
Kaiser                   IBM         (7) Workstations             373,747           513,741        9,952           36
Kaiser                   IBM         (4) Workstations             187,398           271,949        4,983           36
Kaiser                   CISCO       (26) Routers                 153,093           258,778        3,929           36
International Paper      DEC         (2) Servers                  140,857           184,372        4,042           32
CMGI                     CISCO        Server                      140,579           187,345        3,973           35
CMGI                     SUN          Workstations                 24,342            32,029          937           24
AT&T                     ASX          Controllers                  58,048            59,106        1,654           36
GE Medical               COMPAQ       Servers                      18,754            28,300          515           36
GE Medical               COMPAQ       Servers                      21,716            32,750          596           36
GE Medical               COMPAQ       Servers                      42,881            64,750        1,162           36
GE Medical               COMPAQ       Servers                      56,039            84,525        1,573           36
GE Medical               COMPAQ       Servers                      44,943            67,780        1,236           36
GE Medical               LEXMARK      Printers                     31,809            48,000          849           36
GE Medical               LEXMARK      Printers                     20,655            32,000          552           36
GE Medical               TEKRONIX     Monitors                     48,252            99,350        1,845           36
CMGI                     CISCO        Routers                      88,103           115,168        2,495           36
Lennox                   BayNetwork   Routers                     441,115           441,115        3,465           36
Thomson Consumer         Printronix   Printers                    233,298           325,862        6,343           36
Thomson Consumer         NORTEL       Routers                     134,394           203,840        3,747           36
GE Medical               SUN          (32) Workstations           139,961           211,970        3,831           35
Thomson Consumer         XEROX        Printer/Scanner/Plotter      20,384            30,720          792           24
AOL                      SUN          Servers                      22,163            34,010          604           35

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

EMPLOYEES

     The Partnership has no employees and received administrative and other services from a related party, Commonwealth Capital Corp ("Com Cap Corp"), which has 18 employees as of December 31, 2001.

ITEM 2: PROPERTIES

           NOT APPLICABLE

ITEM 3: LEGAL PROCEEDINGS

           NOT APPLICABLE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NOT APPLICABLE

PART II



ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public market for the Units nor is it anticipated that one will develop. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units. As of December 31, 2001, there were 166 holders of Units.

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

     Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2001, 2000, and 1999.

         Quarter Ended                2001             2000             1999
         -------------------------------------------------------------------

         March 31                 $ 78,591         $ 69,051         $ 51,493

         June 30                    78,591           72,099           55,840

         September 30               78,591           79,592           68,987

         December 31                78,591           80,175           49,484
                                  --------         --------         --------

                                  $314,364         $299,217         $225,804
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

ITEM 6:  SELECTED FINANCIAL DATA

     The following table sets forth, in summary form, selected financial data for the Partnership as of and for each of the four years ended December 31, 2001 2000, 1999, and 1998. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                     Year Ended December 31
----------------------------------------------------------------------------------------------------------------
                                        2001                 2000                  1999                  1998
----------------------------------------------------------------------------------------------------------------
       Lease Income                   $1,106,345           $1,250,857               $937,851            $306,249
----------------------------------------------------------------------------------------------------------------
     Net (Loss) income                  (270,627)            (179,877)              (308,734)             18,250
----------------------------------------------------------------------------------------------------------------
    Cash Distributions                   317,497              302,898                227,995             166,451
----------------------------------------------------------------------------------------------------------------
   Net (Loss) income per
   Limited Partner Unit                    (1.81)               (1.27)                 (2.60)               0.16
----------------------------------------------------------------------------------------------------------------

   Cash Distribution per
   Limited Partner Unit                     2.10                 2.08                   1.90                1.63
----------------------------------------------------------------------------------------------------------------



                                                           December 31
----------------------------------------------------------------------------------------------------------------
                                        2001                  2000                   1999               1998
----------------------------------------------------------------------------------------------------------------
       Total Assets                   $1,427,609           $2,335,831             $2,745,817          $1,860,336
----------------------------------------------------------------------------------------------------------------
       Notes Payable                     344,324              796,020                976,142               8,442
----------------------------------------------------------------------------------------------------------------
     Partners' Capital                   937,657            1,525,781              1,683,632           1,760,998
----------------------------------------------------------------------------------------------------------------

   Net loss per unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

REVENUE RECOGNITION

Through December 31, 2001, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

     The Partnership's primary sources of capital for the years ended December 31, 2001, 2000, and 1999, were from Partners' contributions of $365,000 in 2000 and $516,000 in 1999, and cash from operations of $396,000, $333,000, and $209,000, respectively. There were no partners' contributions in 2001. The primary uses of cash for the years ended December 31, 2001, 2000, and 1999, were for capital expenditures for new equipment totaling $171,000, $409,000, and $730,000, the payment of acquisition fees of $13,000, $29,000, and $66,000, the payment of preferred distributions to partners totaling $317,000, $303,000, and $228,000, and the payment of offering costs totaling $40,000 in 2000 and $56,000 in 1999.

     Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2001 and 2000, the Partnership had approximately $1,000 and $100,000, respectively, invested in these money market accounts.

     The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2001, the Partnership had future minimum rentals on noncancellable operating leases of $482,000 for the year ended 2002, and $196,000 thereafter. This particular industry has experienced a decrease in lease rates during 2001 due to an ongoing decrease in interest rates. The Partnership incurred debt in 2001, 2000, and 1999 in the amount of $139,000, $304,000, and $1,239,000, respectively. At December 31, 2001, the outstanding debt was $344,000, with interest rates ranging from 6.60% to 8.18%, and will be payable through November 2004. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership's share of the computer equipment in which they participate at December 31, 2001 and 2000 was approximately $862,000 and $700,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2001 and 2000 was approximately $3,327,000 and $1,798,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2001 and 2000 was approximately $181,000 and $281,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2001 and 2000 related to the equipment shared by the Partnership was approximately $1,462,000 and $735,000, respectively.

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

RESULTS FROM OPERATIONS

          For the years ended December 31, 2001, 2000, and 1999, the Partnership recognized income of $1,110,000, $1,263,000, and $954,000, and expenses of $1,381,000, $1,443,000, and $1,263,000, resulting in net losses of $271,000,
$180,000 and $309,000, respectively.

         During 2001 the Partnership expended approximately $171,000 in cash to acquire leases which generated approximately $84,000 in revenue for 2001.

         Lease income decreased to $1,106,000 in 2001, down from $1,251,000 and $938,000 in 2000 and 1999 respectively, primarily due to the expiration of leases and entering into newer, smaller leases during 2001.

          Interest income decreased 66% to $4,000 for the year ended December 31, 2001, from $12,000 and $16,000 for the years ended December 31, 2000 and 1999, respectively, as a result of capital contributions and rental income being used to purchase additional equipment.

          Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to Com Cap Corp. for administration and operation of the Partnership. The increase to $234,000 during the year ended December 31, 2001, up from $224,000 during the year ended December 31, 2000, but down from $275,000 for the year ended December 31, 1999, is attributable to an increase reimbursable expenses with the administration and operation of the Partnership charged by Com Cap Corp. of approximately $45,000, a decrease in professional fees of approximately $3,000, a decrease in miscellaneous office expenses (comprising of supplies, postage, etc.) of approximately $8,000, and a decrease in broker's fees/commission of approximately $8,000

         The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to $55,000 for the year ended December 31, 2001, down from $63,000 in 2000 and $47,000 in 1999, which is consistent with the fluctuation of revenue.

          Interest expense decreased to $45,000 for 2001, down from $64,000 for 2000, but up from $55,000 for 1999, as a result of certain notes being fully paid during 2001.

         Depreciation and amortization expenses consist of depreciation on computer equipment, amortization of organization costs (for 1999 only), equipment acquisition fees and debt placement fees. Depreciation and amortization during 2001 increased to $992,000 from 971,000 and $885,000 in 2000 and 1999 respectively, due to the purchase of equipment under lease.

         The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. The Partnership determined that no impairment had occurred for the year ended December 31, 2001 and 2000. In 1999, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets and therefore recorded a charge of $115,000 to depreciation expense to record the assets at their estimated fair value in the year ended December 31, 1999.

CASH FLOWS

          For the year ended December 31, 2001, the Partnership generated cash flow from operating activities of $396,000, which includes net loss of $271,000 reduced by depreciation and amortization expenses of $992,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $591,000.

         The Partnership sold computer equipment in 2001 with a net book value of $56,000 for a net loss of $55,000.

NET (LOSS)

         Net (loss) increased to $271,000 for the year ended December 31, 2001 from $180,000 for the year ended December 31, 2000, and decreased from $309,000 for the year ended December 31, 1999. The changes in net (loss) were attributable to the changes in revenues and expenses as discussed above.

RECENT ACCOUNTING PRONOUNCEMENTS

                              Business Combinations

                  In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisiton Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no material, financial condition, or equity upon adoption of Statement No. 141.

                      Goodwill and Other Intangible Assets

                  In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how tangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

                  The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There was no material impact on earnings, financial condition, or equity upon adoption of Statement No. 142 at January 1, 2002.

                   Impairment or Disposal of Long-Lived Assets

                  In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

                  This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

                  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings, financial condition, or equity.

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 8: FINANCIAL STATEMENTS

                  See financial statements commencing in Part IV Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Commonwealth Capital Corp., a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund II. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

         The directors and officers of the General Partner and key employees of Com Cap Corp. are as follows:

NAME                       TITLE
----                       -----
George S. Springsteen      Chairman of the Board of Directors and President of the General Partner and
                           Com Cap Corp.

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and Secretary of the General
                           Partner and Com Cap Corp.

Henry J. Abbott            Vice President and Portfolio Manager of Com Cap Corp.

Salvatore R. Barila        Vice President and Controller of the General Partner and Com Cap Corp

John A. Conboy III         Assistant Vice President and Accounting Manager of the General Partner and Com Cap
                           Corp.

Lynn Franceshina           Accounting Manager of the General Partner and Com Cap Corp.

Dorothy A. Ferguson        Assistant Vice President of Com Cap Corp.

         George S. Springsteen, age 67, is President of both Com Cap Corp. and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by Com Cap Corp. with objectives similar to the Partnership's. He has been the sole shareholder and director of Com Cap Corp. since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as Com Cap Corp. in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. Springsteen, age 42, is Executive Vice President, Chief Operating Officer and Secretary of Com Cap Corp. and the General Partner and joined Com Cap Corp. in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 50, is Vice President and Portfolio Manager of Com Cap Corp. and has been employed by Com Cap Corp. since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining Com Cap Corp. Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Salvatore R. Barila, age 31, is Vice President and Controller of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a BS degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         John A. Conboy III, age 55, is Assistant Vice President and Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where he has been employed since 1999. From 1965 to 1996, Mr. Conboy was employed as a Manager of Accounting Operations of Consolidated Rail Corporation. Mr. Conboy received a BS/BA degree in Accounting and Business Administration from the University of Phoenix in 1994. Mr. Conboy is a member of the Equipment Leasing Association.

         Lynn A. Franceschina, age 29, is Accounting Manager of the General Partner and Com Cap Corp. and certain of its subsidiaries where she has been employed since 2001. From 1991 to 2001, Ms. Franceschina worked as an Accountant, most recently as the Business Controls Manager at Liquent, Inc. Ms. Franceschina received a B.S.B.A. degree from Robert Morris College. Ms. Franceschina is a member of the Equipment Leasing Association.

         Dorothy A. Ferguson, age 59, is Assistant Vice President of Com Cap Corp. and has been employed by Com Cap Corp. since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

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

                                                                  AMOUNT          AMOUNT           AMOUNT
ENTITY RECEIVING                                                  INCURRED        INCURRED         INCURRED
COMPENSATION            TYPE OF COMPENSATION                      DURING 2001     DURING 2000      DURING 1999
                        OFFERING AND ORGANIZATION STAGE

The General Partner     Organizational Fee.  An Organization              $0          $11,000           $5,000
                        Fee equal to three percent of the first
                        $10,000,000 of Limited Partners' Capital
                        Contributions and two percent of the
                        Limited Partners' Capital Contribution in
                        excess of $10,000,000, as compensation
                        for the organization of the Partnership.
                        It is anticipated that all Organizational
                        and Offering Expenses which include
                        legal, accounting and printing expenses;
                        various registration and filing fees;
                        miscellaneous expenses related to the
                        organization and formation of the
                        Partnership; other costs of registration;
                        and costs incurred in connection with the
                        preparation, printing and distribution of
                        this Report and other sales literature.
                        The General Partner pays all
                        Organizational and Offering Expenses,
                        other than Underwriter's Commissions and
                        a non-accountable expense allowance
                        payable to the Dealer Manager that is
                        equal to the lesser of (i) one percent of
                        the Offering proceeds or (ii) $50,000.

                        OPERATIONAL AND SALE
                        OR LIQUIDATION STAGES

The General Partner     Reimbursement of Expenses. The General       $99,000          $54,000          $26,000
and its Affiliates      and its Affiliates Partner are entitled
                        to reimbursement by the Partnership for
                        the cost of goods, supplies or services
                        obtained and used by the General Partner
                        in connection with the administration and
                        operation of the Partnership from third
                        parties unaffiliated with the General
                        Partner. In addition, the General Partner
                        and its affiliates are entitled to
                        reimbursement of certain expenses
                        incurred by the General Partner and its
                        affiliates in connection with the
                        administration and operation of the
                        Partnership. The amounts set forth on
                        this table do not include expenses
                        incurred in the offering of Units.

The General Partner     Equipment Acquisition Fee. An Equipment      $13,000          $29,000          $66,000
                        Acquisition Fee of four percent of the
                        Purchase Price of each item of
                        Equipment purchased as compensation for
                        the negotiation of the acquisition of
                        the Equipment and the lease thereof or
                        sale under a Conditional Sales
                        Contract. The fee was paid upon each
                        closing of the Offering with respect to
                        the Equipment purchased by the
                        Partnership with the net proceeds of
                        the Offering available for investment
                        in Equipment. If the Partnership
                        acquires Equipment in an amount
                        exceeding the net proceeds of the
                        Offering available for investment in
                        Equipment, the fee will be paid when
                        such Equipment is acquired.

The General Partner     Debt Placement Fee. As compensation for       $1,000          $3,000           $12,000
                        arranging Term Debt to finance the
                        acquisition of Equipment to the
                        Partnership, a fee equal to one percent
                        of such indebtedness; provided,
                        however, that such fee is reduced to
                        the extent the Partnership incurs such
                        fees to third Parties, un affiliated
                        with the General Partner or the lender,
                        with respect to such indebtedness and
                        no such fee is paid with respect to
                        borrowings from the General Partner or
                        its Affiliates.

The General Partner     Equipment Management Fee. A monthly fee      $55,000         $63,000           $47,000
                        equal to the lesser of (I) the fees
                        which would be charged by an
                        independent third party for similar
                        services for similar equipment or (ii)
                        the sum of (a) two percent of (1) the
                        Gross Lease Revenues attributable to
                        Equipment which is subject to Full
                        Payout Net Leases which contain net
                        lease provisions plus (2) the purchase
                        price paid on Conditional Sales
                        Contracts as received by the
                        Partnership and (b) five percent of the
                        Gross Lease Revenues attributable to
                        Equipment which is subject to Operating
                        Leases.

The General Partner     Re-Lease Fee. As Compensation for                 $0              $0                $0
                        providing re-leasing services for any
                        Equipment for which the General Partner
                        has, following the expiration of, or
                        default under, the most recent lease of
                        Conditional Sales Contract, arranged a
                        subsequent lease of Conditional Sales
                        Contract for the use of such Equipment
                        to a lessee or other party, other than
                        the current or most recent lessee of
                        other operator of such equipment or its
                        Affiliates ("Re-lease"), the General
                        Partner will receive, on a monthly
                        basis, a Re3-lease Fee equal to the
                        lesser of (a) the  fees which would be
                        charged by an independent third party
                        of comparable services for comparable
                        equipment or (b) two percent of Gross
                        Lease Revenues  derived from such
                        Re-lease.

The General Partner     Equipment Liquidation Fee. With respect           $0              $0                $0
                        to each item of Equipment sold by the
                        General Partner (other than in connection
                        with a Conditional Sales Contract), a fee
                        equal to the lesser of (I) 50% of the
                        Competitive Equipment Sale Commission or
                        (ii) three percent of the sales price for
                        such Equipment. The payment of such fee
                        is subordinated to the receipt by the
                        Limited Partners of (I) a return of their
                        Capital Contributions and 10% annum
                        cumulative return, compounded daily, on
                        Adjusted Capital Contributions ("Priority
                        Return") and (ii) the Net Disposition
                        Proceeds from such sale in accordance
                        with the Partnership Agreement. Such fee
                        is reduced to the extent any liquidation
                        or resale fees are paid to unaffiliated
                        parties.

The General Partner     Partnership Interest. The General             $3,133          $2,981            $2,191
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

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements

Commonwealth Income & Growth Fund III

Reports of Independent Certified Public Accountants

Balance Sheets as of December 31, 2001 and 2000

Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Statements of Partners' Capital for the years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

Notes to Financial Statements

Commonwealth Income & Growth Fund, Inc.

Report of Independent Auditors

Balance sheet as of February 29, 2001

Notes to Balance Sheet

Commonwealth Capital Corp.

Report of Independent Auditors

Consolidated Balance Sheet as of February 29, 2001

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


      (c)         Exhibits.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 29, 2002 by the undersigned thereunto duly authorized.

                                       COMMONWEALTH INCOME & GROWTH FUND III

                                       By: COMMONWEALTH INCOME & GROWTH FUND,
                                           INC., General Partner

                                       By: /s/ George S. Springsteen
                                           ------------------------------------
                                           George S. Springsteen, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

SIGNATURE                                   CAPACITY

/s/ George S. Springsteen        Chairman, President and Sole Director of
-------------------------        Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ Kimberly A. Springsteen      Executive Vice President, Chief Operating
---------------------------      Officer
Kimberly A. Springsteen

/s/ Salvatore R. Barila          Controller of Commonwealth Income & Growth
-----------------------          Fund, Inc.
Salvatore R. Barila

                                                           Commonwealth Income &
                                                                 Growth Fund III


                                                            Financial Statements
                                    Years Ended December 31, 2001, 2000 and 1999

                                           Commonwealth Income & Growth Fund III


                                                                        Contents


--------------------------------------------------------------------------------

          Reports of Independent Certified Public Accountants          3-4

          Financial statements
              Balance sheets                                             5
              Statements of operations                                   6
              Statements of partners' capital                            7
              Statements of cash flows                                 8-9

          Notes to financial statements                              10-23

Report of Independent Certified Public Accountants



The Partners
Commonwealth Income & Growth Fund III
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund III as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States.



                                                            /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 8, 2002

                         Report of Independent Auditors

The Partners
Commonwealth Income & Growth Fund III

We have audited the accompanying statements of operations, partners' capital, and cash flows of Commonwealth Income & Growth Fund III for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Commonwealth Income & Growth Fund III for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                        /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 24, 2000

-----------------------------------------------------------------------------------------------------------------
December 31,                                                                             2001                2000
-----------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                         $     5,105        $    110,730
Lease income receivable                                                                42,297              94,492
Accounts receivable, General Partner                                                       --              16,683
Prepaid expenses                                                                           --              10,000
-----------------------------------------------------------------------------------------------------------------

                                                                                       47,402             231,905
-----------------------------------------------------------------------------------------------------------------

Computer equipment, at cost                                                         3,538,347           3,673,656
Accumulated depreciation                                                           (2,191,099)         (1,636,102)
-----------------------------------------------------------------------------------------------------------------

                                                                                    1,347,248           2,037,554
-----------------------------------------------------------------------------------------------------------------

Equipment acquisition costs and deferred expenses, net of
     accumulated amortization of $106,264 and $100,681,
     respectively                                                                      32,959              66,372
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                      $ 1,427,609        $  2,335,831
=================================================================================================================

                                           Commonwealth Income & Growth Fund III


                                                                  Balance Sheets

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
December 31,                                                                             2001                2000
-----------------------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital

Liabilities
     Accounts payable                                                             $    26,929        $     14,009
     Accounts payable, Commonwealth Capital Corp.                                      25,140                  21
     Accounts payable, General Partner                                                 91,446                  --
     Accounts payable, affiliated limited partnerships                                  2,113                  --
     Notes payable                                                                    344,324             796,020
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     489,952             810,050
-----------------------------------------------------------------------------------------------------------------

Partners' capital
     General Partner                                                                    1,000               1,000
     Limited partners                                                                 936,657           1,524,781
-----------------------------------------------------------------------------------------------------------------

Total partners' capital                                                               937,657           1,525,781
-----------------------------------------------------------------------------------------------------------------




Total liabilities and partners' capital                                           $ 1,427,609        $  2,335,831
=================================================================================================================

                                 See accompanying notes to financial statements.

                                           Commonwealth Income & Growth Fund III


                                                        Statements of Operations

--------------------------------------------------------------------------------

Year ended December 31,                                                  2001              2000              1999
-----------------------------------------------------------------------------------------------------------------
Income
     Lease                                                       $  1,106,345       $ 1,250,857       $   937,851
     Interest and other                                                 4,136            12,132            16,107
-----------------------------------------------------------------------------------------------------------------

Total income                                                        1,110,481         1,262,989           953,958
-----------------------------------------------------------------------------------------------------------------

Expenses
     Operating, excluding depreciation                                233,577           223,838           275,066
     Equipment management fee, General Partner                         55,126            63,345            46,893
     Depreciation                                                     944,997           916,258           826,051
     Amortization of organization costs, equipment
         acquisition costs, and deferred expenses                      47,480            54,624            59,412
     Interest                                                          44,900            64,205            55,270
     Loss on sale of computer equipment                                55,028           120,596                --
-----------------------------------------------------------------------------------------------------------------

Total expenses                                                      1,381,108         1,442,866         1,262,692
-----------------------------------------------------------------------------------------------------------------

Net (loss)                                                       $   (270,627)      $  (179,877)      $  (308,734)
=================================================================================================================

Net (loss) per equivalent limited
     partnership unit                                            $      (1.81)      $     (1.27)      $     (2.60)

Weighted average number of equivalent
     limited partnership units outstanding
     during the year                                                  151,178           143,877           118,562
=================================================================================================================

                                 See accompanying notes to financial statements.

                                           Commonwealth Income & Growth Fund III


                                                 Statements of Partners' Capital

--------------------------------------------------------------------------------

                                         General       Limited
                                         Partner       Partner        General           Limited
                                           Units         Units        Partner          Partners              Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    50       107,142       $  1,000       $ 1,759,998       $  1,760,998
Contributions                                 --        25,792             --           515,849            515,849
Offering costs                                --            --             --           (56,486)           (56,486)
Net income (loss)                             --            --          2,191          (310,925)          (308,734)
Distributions                                 --            --         (2,191)         (225,804)          (227,995)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                    50       132,934          1,000         1,682,632          1,683,632
Contributions                                 --        18,244             --           364,878            364,878
Offering costs                                --            --             --           (39,954)           (39,954)
Net income (loss)                             --            --          2,981          (182,858)          (179,877)
Distributions                                 --            --         (2,981)         (299,917)          (302,898)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                    50       151,178          1,000         1,524,781          1,525,781
Net income (loss)                             --            --          3,133          (273,760)          (270,627)
Distributions                                 --            --         (3,133)         (314,364)          (317,497)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                    50       151,178       $  1,000       $   936,657       $    937,657
==================================================================================================================

                                 See accompanying notes to financial statements.

                                           Commonwealth Income & Growth Fund III


                                                        Statements of Cash Flows

--------------------------------------------------------------------------------

Year ended December 31,                                                  2001             2000             1999
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net (loss)                                                   $  (270,627)    $   (179,877)    $   (308,734)
     Adjustments to reconcile net (loss) to
         net cash provided by operating activities
              Depreciation and amortization                           992,477          970,882          885,463
              Loss on sale of computer equipment                       55,028          120,596               --
              Other noncash activities included in
                  determination of net (loss)                        (591,158)        (497,772)        (318,386)
              Changes in assets and liabilities
                  Decrease (increase) in assets
                      Lease income receivable                          52,195           13,789          (42,552)
                      Accounts receivable, General
                           Partner                                         --          (13,116)          (3,916)
                      Prepaid expenses                                 10,000          (10,000)              --
                      Other receivables                                    --               37            1,875
                  Increase (decrease) in liabilities
                      Accounts payable                                 12,920          (12,776)         (11,570)
                      Accounts payable,
                           Commonwealth Capital Corp.                  25,140               21               --
                      Accounts receivable / payable,
                           General Partner                            108,129               --               --
                      Accounts payable, affiliated limited                                  --               --
                           partnerships                                 2,113
                      Unearned lease income                                --          (59,258)           7,066
---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                             396,196          332,526          209,246
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Capital expenditures                                            (170,943)        (408,770)        (730,316)
     Net proceeds from sale of computer equipment                         686           57,864               --
     Equipment acquisition fees paid to the
         General Partner                                              (12,672)         (28,531)         (66,279)
---------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                              (182,929)        (379,437)        (796,595)
---------------------------------------------------------------------------------------------------------------

                                                                               8

                                           Commonwealth Income & Growth Fund III


                                                        Statements of Cash Flows

--------------------------------------------------------------------------------

Year ended December 31,                                                  2001             2000             1999
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
     Partners contributions                                       $        --     $    364,878     $    515,849
     Offering costs paid to affiliate                                      --          (32,839)         (46,426)
     Offering costs paid to the General Partner                            --           (7,115)         (10,060)
     Distributions to partners                                       (317,497)        (302,898)        (227,995)
     Debt placement fee paid to the General
         Partner                                                       (1,395)          (3,211)         (12,386)
---------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing
     activities                                                      (318,892)          18,815          218,982
---------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash
     equivalents                                                     (105,625)         (28,096)        (368,367)

Cash and cash equivalents at beginning of year                        110,730          138,826          507,193
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                          $     5,105          110,730     $    138,826
===============================================================================================================

                                 See accompanying notes to financial statements.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

1. The Partnership     Commonwealth Income & Growth Fund III (the "Partnership")
                       is a limited partnership organized in the Commonwealth of Pennsylvania. The Partnership offered for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Offering was terminated at the close of business on July 31, 2000 by the General Partner. The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S.
                       corporations and institutions. Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is
                       Commonwealth Income & Growth Fund, Inc. (the "General
                       Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital
                       Corp. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December
                       31, 2009.

                       Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. For a limited partner's unit outstanding for all of 2001, distributions during 2001 reflect an annual return of original contributed capital in the amount of approximately $2.10 per limited partnership unit. For a limited partner's unit outstanding for all of 2000, distributions during 2000 reflect an annual return of original contributed capital in the amount of approximately $2.08 per limited partnership unit. For a limited partner's unit

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       outstanding for all of 1999, distributions during 1999 reflect a return of original contributed capital in the amount of approximately $1.90 per limited partnership unit. Annual cash distributions to all partners in subsequent years are expected to be made at a rate of 10% of original contributed capital. In the event the Partnership is unable to distribute sufficient cash to meet the intended preferred distribution, such amounts will be deferred with no interest until sufficient cash flow is available, as determined by the General Partner or until the liquidation of the Partnership. The Partnership may also reduce distributions to its partners if it deems necessary.

2. Summary of          Revenue Recognition
   Significant
   Accounting          Through December 31, 2001, the Partnership has only
   Policies            entered into operating leases. Lease revenue is
                       recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       During 2001, the Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes. In 2001 and 2000, the Partnership determined that no impairment had occurred. In 1999, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets. The Partnership recorded charges of $115,000 in the fourth quarter of 1999 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

                       Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                       Intangible Assets

                       Equipment acquisition costs and deferred expenses, are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

                       Cash and Cash Equivalents

                       The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At December 31, 2001 and 2000, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

                       Income Taxes

                       The Partnership is not subject to federal income taxes; instead, any taxable income (loss) is passed through to the partners and included on their respective income tax returns.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease income.

                       Offering Costs

                       Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions are 7% of the partners' contributed capital and dealer manager fees are 2% of partners' contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

                       Net Income (Loss) Per Equivalent Limited Partnership Unit

                       The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the year.

3. Computer            The Partnership is the lessor of equipment under
   Equipment           operating leases with periods ranging from 24 to 36
                       months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                       The Partnership's share of the computer equipment in which they participate at December 31, 2001 and 2000 was approximately $862,000 and $700,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2001 and 2000 was approximately $3,327,000 and $1,798,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2001 and 2000 was approximately $181,000 and $281,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2001 and 2000 related to the equipment shared by the Partnership was approximately $1,462,000 and $735,000, respectively.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2001:

                       Year ending December 31,                         Amount
                       ---------------------------------------------------------

                           2002                                       $ 482,000
                           2003                                         185,000
                           2004                                          11,000
                       ---------------------------------------------------------

                                                                      $ 678,000
                       =========================================================

                       Lease income from two lessees, each exceeding 10% of lease revenue, aggregated 32% of lease income for the year ended December 31, 2001. Lease income from two lessees, each exceeding 10% of total lease income, aggregated 30% of lease income for the year ended December 31, 2000. Lease income from four lessees, each exceeding 10% of total lease income, aggregated 80% of lease income for the December 31, 1999.

                       As of December 31, 2001, three lessees comprised approximately 91% of the Partnership's accounts receivable.

4. Related Party       Organizational Fee
   Transactions
                       The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first
                       $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital
                       Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 2000 and 1999, such organizational fees of approximately $11,000 and $5,000, respectively, were paid to the General
                       Partner. There were no fees paid to the General Partner in 2001.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Selling Commission and Dealer Manager Fees

                       The Partnership will pay to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager fees, after the required $1,500,000 minimum subscription amount has been sold. During 2000 and 1999, selling commissions and dealer manager fees of approximately $33,000 and $46,000, respectively, were paid to CCSC. There were no fees paid to the General Partner in 2001.

                       Reimbursement of Expenses

                       The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2001, 2000 and 1999, $99,000, $54,000 and $26,000,
                       respectively, of expenses were reimbursed to the General Partner. During 1999, the General Partner also received reimbursement of $21,000 of expenses relating to 1998.

                       Equipment Acquisition Fee

                       The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2001, 2000 and 1999, equipment acquisition fees of approximately $13,000, $29,000 and $66,000, respectively, were earned by the General Partner.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Debt Placement Fee

                       As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2001, 2000, and 1999, debt placement fees of approximately $1,000, $3,000, and $12,000, respectively, were earned to the General Partner.

                       Equipment Management Fee

                       The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2001, 2000 and 1999, equipment management fees of approximately $55,000, $63,000 and $47,000, respectively, were earned to the General Partner as determined pursuant to section (ii) above.

                       Equipment Liquidation Fee

                       With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
                       (i) 50% of the competitive equipment sale commission or
                       (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2001, 2000 and 1999.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------




5. Notes Payable       Notes payable consisted of the following:

                       December 31,                         2001          2000
                       ---------------------------------------------------------

                       Installment note payable to a
                       bank; interest at 6.60%; due in
                       monthly installments of $4,983
                       including interest through
                       January 2002                     $  4,956       $  62,352

                       Installment note payable to a
                       bank; interest at 6.60%; due in
                       monthly installments of $9,951
                       including interest through
                       January 2002                        9,897         124,525

                       Installment note payable to a
                       bank; interest at 7.12%; due in
                       monthly installments of $4,685
                       including interest through
                       March 2002                         13,892          67,058

                       Installment note payable to a
                       bank; interest at 6.75%; due in
                       monthly installments of $19,800
                       including interest through
                       April 2002                         78,099         302,151

                       Installment note payable to a
                       bank; interest at 7.42% due in
                       monthly installments of $515
                       including interest through
                       November 2002                       5,460          11,010

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Installment note payable to a
                       bank; interest at 7.6% due in
                       monthly installments of $596
                       including interest through
                       December 2002                       6,866          13,231

                       Installment note payable to a
                       bank; interest at 7.6% due in
                       monthly installments of $1,573
                       including interest through
                       February 2003                      21,010          37,598

                       Installment note payable to a
                       bank; interest at 7.35% due in
                       monthly installments of $1,162
                       including interest through
                       January 2003                       14,478          26,860

                       Installment note payable to a
                       bank; interest at 7.55% due in
                       monthly installments of $1,236
                       including interest through
                       February 2003                      16,514          29,560

                       Installment note payable to a
                       bank; interest at 8.18% due in
                       monthly installments of $1,845
                       including interest through
                       April 2002                          7,256          27,877

                       Installment note payable to a
                       bank; interest at 7.60% due in
                       monthly installments of $3,465
                       including interest through June
                       2003                               58,501          93,798

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Installment note payable to a
                       bank; interest at 6.75% due in
                       monthly installments of $604
                       including interest through
                       November 2004                      19,261              --

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                       Installment note payable to a
                       bank; interest at 7.80% due in
                       monthly installments of $3,831
                       including interest through
                       January 2004                       88,134              --
                       ---------------------------------------------------------

                                                      $  344,324      $  796,020
                       =========================================================

                       These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2001 are as follows:

                       Year ending December 31,                        Amount
                       ---------------------------------------------------------

                           2002                                       $ 256,742
                           2003                                          77,346
                           2004                                          10,236
                       ---------------------------------------------------------

                                                                      $ 344,324
                       ========================================================

6. Supplemental        Other noncash activities included in the determination of
   Cash Flow           net income are as follows:
   Information

Year ended December 31,                                        2001         2000         1999
---------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $ 587,327    $ 483,911    $ 270,908

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired          3,831       13,861       47,478
---------------------------------------------------------------------------------------------

Total adjustment to net (loss) from other
     noncash activities                                   $ 591,158      497,772    $ 318,386
=============================================================================================

                       No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                       Noncash investing and financing activities include the following:

Year ended December 31,                                        2001         2000           1999
-----------------------------------------------------------------------------------------------
Debt assumed in connection with
     purchase of computer equipment                     $   139,462    $ 303,789    $ 1,238,608
===============================================================================================

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

7. Reconciliation of Net
   (Loss)  Reported for
   Financial Reporting
   Purposes to Taxable
   (Loss) Income on the
   Federal Partnership Return

Year ended December 31,                                        2001         2000           1999
-----------------------------------------------------------------------------------------------
Net (loss) for financial reporting
     Purposes to taxable income (loss)                    $ (207,627)  $ (179,877)  $  (308,734)
         Adjustments
              (Loss) on sale of computer
                   equipment                                (129,701)     (76,073)           --
              Depreciation                                    98,791      304,446       316,429
              Amortization                                    38,155       64,098        37,766
              Unearned lease income                               --       (7,029)      (14,316)
              Other                                           91,505     (146,733)      (10,838)
-----------------------------------------------------------------------------------------------

Taxable (loss) income on the Federal
     Partnership Return                                   $ (108,877)  $  (41,168)  $    20,307
===============================================================================================

                       The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                       Adjustment for (loss) on sale of equipment is due to larger depreciation lives for tax reporting purposes.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

8. Quarterly Results   Summarized quarterly financial data for the years ended
   of Operation        December 31, 2001 and 2000 is as follows:
   (Unaudited)

                                                                        Quarter ended
                                               ---------------------------------------------------------------
                                                 March 31          June 30        September 30     December 31
--------------------------------------------------------------------------------------------------------------
2001

Revenues
     Lease and other                           $  321,054       $  254,327        $  313,599       $   221,501

Costs and expenses                                360,345          320,395           330,621           369,747

--------------------------------------------------------------------------------------------------------------

Net (loss)                                     $  (39,291)      $  (66,068)       $  (17,022)      $  (148,246)
==============================================================================================================

(Loss) per limited
     partner unit                              $    (0.27)      $    (0.44)       $    (0.12)      $     (0.99)
==============================================================================================================

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                                                                        Quarter ended
                                               ---------------------------------------------------------------
                                                 March 31          June 30        September 30     December 31
--------------------------------------------------------------------------------------------------------------
2000

Revenues
     Lease and other                           $  303,217       $  300,264        $  361,780       $   297,728

--------------------------------------------------------------------------------------------------------------

Costs and expenses
     Costs and expenses                           338,110          309,778           372,365           302,017
     Loss on sale of computer
         equipment                                     --               --           120,596                --
--------------------------------------------------------------------------------------------------------------

Total costs and expenses                          338,110          309,778           492,961           302,017
--------------------------------------------------------------------------------------------------------------

Net (loss)                                     $  (34,893)      $   (9,514)       $ (131,181)      $    (4,289)
==============================================================================================================

(Loss) per limited
     partner unit                              $    (0.27)      $    (0.07)       $    (0.92)      $     (0.03)
==============================================================================================================

                       The cumulative gain or loss on sale of equipment is included in revenue or cost, as appropriate.

[GRAPHIC OMITTED]















COMMONWEALTH INCOME & GROWTH FUND, INC.

(An Indirect Wholly-Owned Subsidiary of Commonwealth Capital Corp.)

                                  BALANCE SHEET

                                FEBRUARY 28, 2001

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                FEBRUARY 28, 2001




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

[GRAPHIC OMITTED]                                Elkins Park Square -- Suite 200
                                                              8080 Old York Road
                                                      Elkins Park, PA 19027-1455
                                                                    215-635-3100
                                                               Fax: 215-635-5788



                          INDEPENDENT AUDITOR'S REPORT

Stockholder
Commonwealth Income & Growth Fund, Inc.

     We have audited the accompanying balance sheet of COMMONWEALTH INCOME & GROWTH FUND, INC. (An indirect wholly-owned subsidiary of Commonwealth Capital Corp.) as of February 28, 2001. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

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

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund, Inc. as of February 28, 2001, in conformity with generally accepted accounting principles.



                                         /s/ FISHBEIN & COMPANY, P.C.
                                         -------------------------------
                                         FISHBEIN & COMPANY, P.C.


April 5, 2001

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                                  BALANCE SHEET

                                FEBRUARY 28, 2001




                                     ASSETS

Cash                                                                $     9,732

Due from parent                                                          84,203

Investment in Partnerships                                                3,000
                                                                    -----------
                                                                    $    96,935
                                                                    ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
    Due to income funds                                             $    95,835
                                                                    -----------
STOCKHOLDER'S EQUITY
    Common stock - No par value
    Authorized 1,000 shares
      Issued and outstanding 100 shares                                   1,000
    Additional paid-in capital                                        1,000,100
                                                                    -----------
                                                                      1,001,100
    Less note receivable                                             (1,000,000)
                                                                    -----------

                                                                          1,100
                                                                    -----------

                                                                    $    96,935
                                                                    ===========

See notes to balance sheet

                     COMMONWEALTH INCOME & GROWTH FUND, INC.
                      (An Indirect Wholly-Owned Subsidiary
                         of Commonwealth Capital Corp.)

                             NOTES TO BALANCE SHEET

                                FEBRUARY 28, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Nature of Business

          Commonwealth Income & Growth Fund, Inc. (the Company) is a wholly-owned subsidiary of Commonwealth of Delaware, Inc. which is a wholly-owned subsidiary of Commonwealth Capital Corp. (CCC). The Company, through its wholly-owned subsidiaries, primarily leases various types of computer peripheral equipment and related equipment to U.S. corporations and institutions. The Company is the sole General Partner of Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, and Commonwealth Income & Growth Fund III, all Pennsylvania limited partnerships (the "Partnerships").

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

3.   RELATED PARTY TRANSACTIONS

     The Company and its affiliates receive substantial fees and compensation in connection with the offering of Units and the management of the Partnerships' assets. The Company pays expenses to CCC equal to the fees collected from the Partnerships.

[GRAPHIC OMITTED]



                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001



                                             TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
INDEPENDENT AUDITOR'S REPORT

CONSOLIDATED FINANCIAL STATEMENTS                                     1

   Balance sheets                                                     2

   Statements of operations and retained earnings                     3

   Statements of cash flows                                           4

   Notes to financial statements                                    5 - 11

[GRAPHIC OMITTED]                                Elkins Park Square -- Suite 200
                                                              8080 Old York Road
                                                      Elkins Park, PA 19027-1455
                                                                    215-635-3100
                                                               Fax: 215-635-5788


                          INDEPENDENT AUDITOR'S REPORT


Stockholder

Commonwealth Capital Corp.


     We have audited the accompanying consolidated balance sheets of COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Capital Corp. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Fishbein & Company, P.C.
------------------------------------
Elkins Park, Pennsylvania
April 5, 2001

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                   February 28,     February 29,
                                                       2001             2000
                                                    ----------       ----------
Cash and cash equivalents                           $  145,343       $   27,162


Receivables from Income Funds                          317,577          255,035

Other receivables                                       60,423           59,736

Minimum lease payments receivable - Net of
  unearned interest income of $1,404,050 - 2001
  and $1,725,985 - 2000                              4,130,000        4,715,000

Investment in income funds                              11,666           12,666

Office furniture and equipment - Net of
  accumulated depreciation of $115,407 - 2001
  and $112,918 - 2000                                    4,031            6,520

Deferred offering costs                                                   8,192

Other assets                                             6,127            6,890
                                                    ----------       ----------
                                                    $4,675,167       $5,091,201
                                                    ==========       ==========



                      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
   Accounts payable and accrued expenses            $  285,790       $   75,713
   Due to Income Funds                                                   61,255
   Nonrecourse obligations                           4,130,000        4,715,000
                                                    ----------       ----------
                                                     4,415,790        4,851,968
                                                    ==========       ==========
STOCKHOLDER'S EQUITY
   Common stock - Par value $1
     Authorized 1,000 shares
      Issued and outstanding 10 shares                      10               10
   Retained earnings                                   259,367          239,223
                                                    ----------       ----------
                                                       259,377          239,233
                                                    ----------       ----------
                                                    $4,675,167       $5,091,201
                                                    ==========       ==========


 See notes to consolidated financial statements

                     COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                         Year Ended
                                              --------------------------------
                                              February 28,        February 29,
                                                  2001                2000
                                              ------------        ------------

INCOME
  Fee income from Income Funds                 $  928,913          $  972,246
  Commission income                                24,576              49,432
  Interest income on minimum lease
   payments receivable                            321,935             358,828
  Equity in income of Income Funds                 93,207              43,832
  Interest and miscellaneous                       92,252              21,822
                                               ----------          ----------
                                                1,460,883           1,446,160
                                               ----------          ----------

EXPENSES
  Personnel                                       587,067             669,538
  General and administrative                      429,640             534,984
  Selling                                          99,608             167,935
  Interest expense on nonrecourse
   obligations                                    321,935             358,828
  Depreciation                                      2,489               4,129
                                               ----------          ----------
                                                1,440,739           1,735,414
                                               ----------          ----------

NET INCOME (LOSS)                                  20,144            (289,254)


RETAINED EARNINGS - BEGINNING                     239,223             528,477
                                               ----------          ----------
RETAINED EARNINGS - ENDING                     $  259,367          $  239,223
                                               ==========          ==========


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Year Ended
                                                                      --------------------------------
                                                                      February 28,        February 29,
                                                                          2001                2000
                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ 20,144            $289,254
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
    Equity in income of Income Funds                                     (93,207)            (43,832)
    Depreciation                                                           2,489               4,129
    Changes in operating assets and liabilities:
      Receivables from Income Funds                                      (62,542)             91,237
      Other receivables                                                     (687)              5,018
      Deferred offering costs                                             (8,192)            249,481
      Other assets                                                           763               2,152
      Accounts payable and accrued expenses                              210,077             (65,552)
                                                                        --------            --------

        Net cash provided by (used in) operating
         activities                                                       85,229             (46,621)
                                                                        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Distributions from Income Funds - Net cash
   provided by investing activities                                       32,952              45,239
                                                                        --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES - None


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       118,181              (1,382)


CASH AND CASH EQUIVALENTS - BEGINNING                                     27,162              28,544
                                                                        --------            --------


CASH AND CASH EQUIVALENTS - ENDING                                      $145,343            $ 27,162
                                                                        ========            ========


See notes to consolidated financial statements.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001

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

     Certain limited partnerships/trusts have been liquidated during the years ended February 28, 2001 (four entities) and February 29, 2000 (one entity).

     The Company is dependent on the compensation it receives from the Income Funds. This compensation may be reduced due to the financial performance of each Income Fund. There are certain Income Funds that have deferred the payment of fees to the Company, because distributions to the limited partners were reduced because of their financial performance. If the financial performance of additional Income Funds deteriorates and the distributions to the limited partners are reduced, there is no assurance that the Company would be able to continue to collect fees for services provided. No fees were waived or forgiven for the years ended February 28, 2001 or February 29, 2000.

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

                                FEBRUARY 28, 2001


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

          The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. At February 28, 2001 and February 29, 2000, cash equivalents consist of a money market fund which invests in U.S. Treasury obligations.

     d.   Investment in Income Funds

          The Company accounts for its 1% interests in the Income Funds by the equity method. At February 29, 2000, certain Income Funds had liabilities in excess of their assets. As the Company is obligated to fund any liabilities in excess of assets, the Company reduced its investment in Income Funds and recorded a Due to Income Funds of $61,255 at February 29, 2000, which was restored during the year ended February 28, 2001. Financial information of the Income Funds as of December 31, 2000 and 1999, is as follows:

                                                        December 31,
                                              ------------------------------
                                                  2000               1999
                                              -----------        -----------
               Total assets                   $11,742,000        $18,025,000
               Nonrecourse debt                 4,524,000          7,214,000
               Other liabilities                  846,000          2,216,000
               Partnership capital              6,371,000          8,595,000
               Net loss                          (921,757)        (1,692,000)

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d.   Investment in Income Funds (Continued)

          The Company has guaranteed the performance of certain nonmonetary obligations of the General Partner Subsidiaries to the respective Income Funds, primarily the responsibility for management of the Income Funds. In addition, the Company is responsible for certain capital funding requirements of the General Partner Subsidiaries which it satisfies through noninterest-bearing demand notes. Such notes total approximately $4,166,000 at February 28, 2001 and February 29, 2000, and have been eliminated in consolidation.

          Fee income earned by the Company from the Income Funds consists of:
          (1) equipment acquisition fees (4% (as defined) of the purchase price of all equipment purchased by the Income Funds), (2) debt placement fees (1% of the cost of equipment financed by the Income Funds), (3) sales fees (3% of the gross proceeds of equipment sold by the Income Funds), and (4) equipment management fees (3% - 5% as defined) of the gross operating lease revenues of the Income Funds). Ongoing acquisition fees and equipment management fees may be increased as an indirect result of company loans.

          Approximately 79% and 58% of fee income for the years ended February 28, 2001 and February 29, 2001, was from three Income Funds.

     e.   Office Furniture and Equipment

          Office furniture and equipment are stated at cost. Depreciation is provided using the declining balance method over the estimated useful lives of the assets (ranging from 5 to 7 years).

     f.   Deferred Offering Costs

          Deferred offering costs represented amounts incurred by the Company for the organization of an Income Fund. These costs were recovered from the Income Fund through fees as cash proceeds were raised through the sale of Limited Partnership Units during the offering period or, if necessary, the future operations of the Income Fund. Deferred offering costs at February 29, 2000 relating to an Income Fund, expired in July, 2000.

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

                                FEBRUARY 28, 2001


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

3.   EASE COMMITMENTS

     GSFF acted as lessor in a series of lease purchase transactions whereby the underlying assets were funded by investors through certificates of participation in the lease payments. All of GSFF's rights as lessor were assigned to a third-party agent which administers the collection of rentals paid by the lessee. The obligations under the certificates are nonrecourse to GSFF. Accordingly, any reduction in the minimum lease payments receivable for uncollectible accounts would result in an equal reduction of the nonrecourse obligations. Amounts outstanding at February 28, 2001 and February 29, 2000, under these leases and certificates of participation are $4,130,000 and $4,715,000, respectively, and are reflected as minimum lease payments receivable and nonrecourse obligations in the accompanying balance sheets. The certificates mature at various dates through 2011. The Company recognized interest income and interest expense in connection with these leases of $321,935 and $358,828 for the years ended February 28, 2001 and February 29, 2000, respectively.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001



3.   EASE COMMITMENTS (Continued)

     Future minimum lease payments to be received as of February 28, 2001, are as follows:

            Year Ending February 28,
            ------------------------
                      2002                                  $  683,324
                      2003                                     684,490
                      2004                                     678,794
                      2005                                     676,097
                      2006                                     680,759
                   Thereafter                                2,130,586
                                                            ----------

                                                             5,534,050
                          amount representing interest       1,404,050
                                                            ----------
                                                            $4,130,000
                                                            ==========

     The Company leases an automobile, certain office equipment and office space under noncancelable operating leases expiring in various dates through 2006. Rent expense under all operating leases was approximately $149,000 and $155,000 for the years ended February 28, 2001 and February 29, 2000, respectively. Future minimum lease payments under noncancelable operating leases as of February 28, 2001, are as follows:

            Year Ending February 28,
            ------------------------
                      2002                                  $   89,955
                      2003                                      78,866
                      2004                                      58,539
                      2005                                      61,620
                      2006                                      63,161
                                                            ----------
                                                            $  352,141
                                                            ==========

4.   PROFIT SHARING PLAN

     The Company has a profit sharing plan which covers substantially all of its employees. Contributions to the plan may be made at the discretion of management. Profit sharing plan contributions were $20,615 for the year ended February 28, 2001 and no contributions to the plan were made or accrued for the year ended February 29, 2000.

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


5.   INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return.

     The Company has net operating loss carryforwards of approximately $537,000 and investment tax credit carryforwards of approximately $52,000 available to reduce future federal income taxes. If not used, the carryforwards will expire as follows:

                                             Net Operating         Investment
            Year Ending February 28,             Losses            Tax Credits
            ------------------------         -------------         -----------
                      2002                     $                     $52,000
                      2019                      135,000
                      2020                      452,000
                                               --------
                                               $587,000              $52,000
                                               ========              =======

     The Company also has net operating loss carryforwards of approximately $4,325,000 available to reduce future Pennsylvania state income taxes. If not used, the carryforwards will expire as follows:

            Year Ending February 28,
            ------------------------
                      2006                                  $  108,000
                      2007                                     638,000
                      2008                                     962,000
                      2009                                     899,000
                      2010                                   1,086,000
                      2011                                     632,000
                                                            ----------
                                                            $4,325,000
                                                            ==========

                   COMMONWEALTH CAPITAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


5.   INCOME TAXES (Continued)

     At February 28, 2001 and February 29, 2000, the cumulative temporary differences resulted in net deferred tax assets or liabilities consisting primarily of:

                                                    February 28,    February 29,
                                                        2001            2000
                                                     ----------      ----------
         Deferred tax assets:
           Other                                     $    3,000      $    4,500
           Investment tax credit carryforwards           52,000         109,000
           Net operating loss carryforwards             485,000         465,000

           Less valuation allowance                    (463,300)       (483,900)
                                                     ----------      ----------

             Deferred tax assets, net                    76,700          94,600
                                                     ----------      ----------
         Deferred tax liabilities:
           Investment in Income Funds                   (76,000)        (94,200)
           Office furniture and equipment                  (700)           (400)
                                                     ----------      ----------

         Deferred tax liabilities, net                  (76,700)        (94,600)
                                                     ----------      ----------

         Net deferred tax assets (liabilities)       $       --      $
                                                     ==========      ==========

     The valuation allowance was increased (decreased) by ($20,600) and $146,000, respectively, for the years ended February 28, 2001 and February 29, 2000.


6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Other noncash activities associated with lease transactions

                                                     Year Ended      Year Ended
                                                    February 28,    February 29,
                                                        2001            2000
                                                     ----------      ----------
         Reduction of minimum lease receivable
          and repayment of nonrecourse obligation
          associated with direct payment made by
          lessee to bank                             $  585,000      $  545,000
                                                     ==========      ==========

     Other noncash activities associated with
      investment in income funds
        Increase (decrease) in due to
         income funds                                $  (61,255)     $   (2,127)
                                                     ==========      ==========