Form 10-Q
period 2002-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2002-05-15
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-69996

                      COMMONWEALTH INCOME & GROWTH FUND III
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2895714
(State or other jurisdiction of           I.R.S. Employer Identification Number)
incorporation or organization)

                          470 John Young Way Suite 300
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (III) has been subject to such filing requirements for the past 90 days:


                 YES  [X]                            NO   [  ]

                      Commonwealth Income & Growth Fund III
                                 Balance Sheets

                                                                                        March 31          December 31,
                                                                                          2002                2001
                                                                                    ---------------     ---------------
                                                                                      (unaudited)
Assets

Cash and cash equivalents                                                           $        35,549     $         5,105
Lease income receivable, net of allowance for doubtful
     accounts reserve of $8,000 as of March 31, 2002                                         47,728              42,297
Accounts Receivables - Commonwealth Capital Corp                                                583                --
Prepaid Fees                                                                                  3,000                --
                                                                                    ---------------     ---------------
                                                                                             86,860              47,402
                                                                                    ---------------     ---------------

Computer equipment, at cost                                                               2,757,323           3,538,347
Accumulated depreciation                                                                 (1,797,052)         (2,191,099)

                                                                                    ---------------     ---------------
                                                                                            960,271           1,347,248
                                                                                    ---------------     ---------------

Equipment acquisition costs and deferred expenses, net                                       22,214              32,959
                                                                                    ---------------     ---------------

Total assets                                                                        $     1,069,345     $     1,427,609
                                                                                    ===============     ===============

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                                    $        36,195     $        26,929
Accounts payable - Commonwealth Capital Corp                                                   --                25,140
Accounts payable - General Partner                                                              461              91,446
Accounts payable - other limited partnerships                                                   270               2,113
Unearned lease income                                                                         1,018                --
Notes payable                                                                               197,211             344,324

                                                                                    ---------------     ---------------
Total liabilities                                                                           235,155             489,952
                                                                                    ---------------     ---------------

Partners' Capital
General partner                                                                               1,000               1,000
Limited partners                                                                            833,190             936,657

                                                                                    ---------------     ---------------
Total partners' capital                                                                     834,190             937,657
                                                                                    ---------------     ---------------

Total liabilities and partners' capital                                             $     1,069,345     $     1,427,609
                                                                                    ===============     ===============


                 see accompanying notes to financial statements

                            Commonwealth Income & Growth Fund III
                                     Statements of Income

                                                                                            Three Months Ended
                                                                                                  March 31
                                                                                         2002                 2001
                                                                                    ---------------     ---------------
                                                                                                (unaudited)
Income
Lease                                                                               $       274,500     $       318,604
Interest and other                                                                              134               2,450
Gain on sale of equipment                                                                     4,994                --
                                                                                    ---------------     ---------------

Total Income                                                                                279,628             321,054
                                                                                    ---------------     ---------------

Expenses
Operating, excluding depreciation                                                            61,996              80,049
Equipment management fee - General Partner                                                   13,725              15,931
Interest                                                                                      5,561              13,431
Depreciation                                                                                203,694             238,117
Amortization of equipment
  acquisition costs and deferred expenses                                                    10,745              12,817
Bad debt expense                                                                              8,000                --
                                                                                    ---------------     ---------------
Total expenses                                                                              303,721             360,345
                                                                                    ---------------     ---------------

Net (loss)                                                                          $       (24,093)    $       (39,291)
                                                                                    ===============     ===============

Net (loss) per equivalent limited
  partnership unit                                                                  $         (0.16)    $         (0.26)
                                                                                    ===============     ===============

Weighted Average number of equivalent limited
  partnership units outstanding during the period                                           151,178             151,178
                                                                                    ===============     ===============


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                         Statements of Partners' Capital

                                                                For the Three Months ended March 31, 2002
                                                                                (unaudited)

                                            General            Limited
                                            Partner            Partner            General           Limited
                                             Units              Units             Partner           Partner              Total
                                        ---------------    ---------------    ---------------    ---------------    ---------------

Partners' capital - December 31, 2001                50            151,178    $         1,000    $       936,657    $       937,657
  Net Income (loss)                                                                       783            (24,876)           (24,093)
  Distributions                                                                          (783)           (78,591)           (79,374)
                                        ---------------    ---------------    ---------------    ---------------    ---------------
Partners' capital - March 31, 2002                   50            151,178    $         1,000    $       833,190    $       834,190
                                        ===============    ===============    ===============    ===============    ===============






                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                             Statements of Cash Flow
               For the Three Months Ended March 31, 2002 and 2001

                                                                                         2002                 2001
                                                                                    ---------------     ---------------
Operating activities                                                                            (unaudited)
Net (loss)                                                                          $       (24,093)    $       (39,291)
Adjustments to reconcile net (loss) to net cash
   (used in) provided by operating activities
       Depreciation and amortization                                                        214,439             250,934
       Allowance for bad debt                                                                 8,000                --
       (Gain) on sale of computer equipment                                                  (4,994)               --
      Other noncash activities included in
          determination of net income                                                      (147,113)           (139,636)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                                       (13,431)             39,196
              Other receivable, General Partner                                                --                16,713
              Prepaid fees                                                                   (3,000)             10,000
         Increase (decrease) in liabilities
              Accounts payable                                                                9,266               6,382
              Accounts payable, Common Capital Corp.                                        (25,723)                (21)
              Accounts payable, General Partner                                             (90,985)               --
              Accounts payable, affiliated partnerships                                      (1,843)               --
              Unearned lease income                                                           1,018               3,936
                                                                                    ---------------     ---------------

Net cash (used in) provided by operating activities                                         (78,459)            148,213
                                                                                    ---------------     ---------------

Investing activities:
Capital Expenditures                                                                           --              (154,251)
Net proceeds from the sale of computer equipment                                            188,277                --
Equipment acquisition fees paid to General Partner                                             --               (12,172)
                                                                                    ---------------     ---------------

Net cash provided by (used in) investing activities                                         188,277            (166,423)
                                                                                    ---------------     ---------------

Financing activities:
Distributions to partners                                                                   (79,374)            (79,375)
                                                                                    ---------------     ---------------

Net increase (decrease) in cash and equivalents                                              30,444             (97,585)
Cash and cash equivalents, beginning of period                                                5,105             110,730
                                                                                    ---------------     ---------------

Cash and cash equivalents, end of period                                            $        35,549     $        13,145
                                                                                    ===============     ===============


                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS


1.      Business              Commonwealth Income & Growth Fund III (the
                              "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania. The
                              Partnership offered for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Offering was terminated at the close of business on July 31, 2000 by the General Partner. The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S.
                              corporations and institutions. Commonwealth
                              Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The
                              Partnership's General Partner is Commonwealth
                              Income & Growth Fund, Inc. (the "General
                              Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth
                              Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2009.

2.      Summary of            Basis of Presentation
        Significant
        Accounting            The financial information presented as of any date
        Policies              other than December 31 has been prepared from the
                              books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of Commonwealth Income & Growth Fund III (the
                              "Partnership"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December
                              31, 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                              Revenue Recognition

                              Through March 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                              Long-Lived Assets

                              The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2002, there is no impairment.

                              Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                              Intangible Assets

                              Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

                              Cash and Cash Equivalents

                              The Company considers all highly liquid
                              investments with a maturity of three months or less to be cash equivalents. At March 31, 2002, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                              Offering Costs

                              Offering costs are payments for selling
                              commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions are 7% of the partners' contributed capital and dealer manager fees are 2% of the partners' contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

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

3.      Computer              The Partnership is the lessor of equipment under
        Equipment             operating leases with periods ranging from 12 to
                              36 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                              The Partnership's share of the computer equipment in which they participate at March 31, 2002 and December 31, 2001 was approximately $878,000 for both periods, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2002 and December 31, 2001 was approximately $3,226,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2002 and December 31, 2001 was approximately $145,000 and $181,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $1,288,000 and $1,462,000, respectively.

                              The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2002:

                                                                        Amount
                              --------------------------------------------------
                              Nine Months ended December 31, 2002     $  257,000
                              Year Ended December 31, 2003               169,000
                              Year Ended December 31, 2004                15,000
                                                                      ----------
                                                                      $  441,000
                              ==================================================

4.      Notes Payable         Notes payable consisted of the following:

                                                                           March 31,        December 31, 2001
                                                                              2002
                               ---------------------------------------------------------------------------------

                               Installment notes payable to banks; interest
                               ranging from 7.42% to 7.60%, due in monthly
                               installments ranging from $515 to $1,845,
                               including interest, with final payments due
                               from April through December 2002.                      $   25,869      $  140,180

                               Installment notes payable to banks; interest
                               ranging from 7.35% to 8.10%, due in monthly
                               installments ranging from $1,162 to $3,465,
                               including interest, with final payments due
                               from January through June 2003.                            75,391          96,749

                               Installment notes payable to banks; interest
                               ranging from 6.75% to 7.80%, due in monthly
                               installments ranging from $604 to $3,831,
                               including interest, with final payments due
                               from January through November 2004.                        95,951         107,395
                                                                                      ----------      ----------


                                                                                      $  197,211      $  344,324
                               =================================================================================

                              These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2002 are as follows:

                                                                        Amount
                              --------------------------------------------------
                               Nine months ended December 31, 2002    $  109,629
                               Year ended December 31, 2003               77,346
                               Year ended December 31, 2004               10,236
                                                                      ----------
                                                                      $  197,211
                              ==================================================

6.      Supplemental          Other noncash activities included in the
        Cash Flow             determination of net loss are as follows:
        Information

Three months ended March 31,                              2002              2001
--------------------------------------------------------------------------------

Lease income, net of interest
     expense on notes payable
     realized as a result of
     direct payment of
     principal by lessee to bank                 $     147,113     $     139,636

                No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                            Noncash investing and financing activities include
the following:

Three months ended March 31,                              2002              2001
--------------------------------------------------------------------------------

Debt assumed in connection
     with purchase of
     computer equipment                          $        --       $     120,201
================================================================================


       Item 2: Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

COMPUTER EQUIPMENT

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through March 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the three months ended March 31, 2002 were gross proceeds received from sale of equipment totaling $188,000. Primary sources of capital for the three months ended March 31, 2001 was cash from operations of $148,000. There were no proceeds from sale of equipment for the period ending March 31, 2001. The primary use of cash for the three months ended March 31, 2002, was for operating activities of $78,000. The primary use of cash for the three months ended March 31, 2001 was for capital expenditures of new equipment totaling $154,000. There were no capital expenditures for new equipment for the period ending March 31, 2002. There were payments of preferred distributions to partners of approximately $79,000 for each of the three months ended March 31, 2002 and 2001.

For the three month period ended March 31, 2002, the Partnership used cash for operating activities of $78,000, which includes a net loss of $24,000, a gain on sale of equipment totaling $5,000, repayment of payables to Commonwealth Capital Corp. of approximately $26,000, payment of payables to the General Partner of approximately $91,000, and depreciation and amortization expenses of $214,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $147,000.

For the three month period ended March 31, 2001, the Partnership generated cash flows from operating activities of $148,000, which includes a net loss of $39,000, and depreciation and amortization expenses of $251,000. Other noncash activities included in the determination of net (loss) include direct payments of lease income by lessees to banks of $140,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At March 31, 2002, the Partnership had approximately $96,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $257,000 for the balance of the year ending December 31, 2002 and $184,000 thereafter. At March 31, 2002, the outstanding debt was $197,000, with interest rates ranging from 6.75% to 8.10%, and will be payable through November 2004.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership's share of the computer equipment in which they participate at March 31, 2002 and December 31, 2001 was approximately $878,000 for both periods, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2002 and December 31, 2001 was approximately $3,226,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2002 and December 31, 2001 was approximately $145,000 and $181,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $1,288,000 and $1,462,000, respectively.

Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

For the quarter ended March 31, 2002, the Partnership recognized income of $280,000 and expenses of $304,000, resulting in a net loss of $24,000. For the quarter ended March 31, 2001, the Partnership recognized income of $321,000 and expenses of $360,000, resulting in a net loss of $39,000.

Lease income decreased by 14% to $275,000 for the quarter ended March 31, 2002, from $319,000 for the quarter ended March 31, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended March 31, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expenses decreased 23% to approximately $62,000 for the quarter ended March 31, 2002, from $80,000 for the quarter ended March 31, 2001, which is primarily attributable to a decrease in outside office services of approximately $5,000, a decrease in insurance of approximately $8,000, a decrease in remarketing fees of approximately $2,000, a decrease in conventions of approximately $7,000, and an increase in miscellaneous office expenses of approximately $4,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 14% to approximately $14,000 for the quarter ended March 31, 2002, from $16,000 for the quarter ended March 31, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 15% to approximately $214,000 for the quarter ended March 31, 2002, from $251,000 for the quarter ended March 31, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $8,000 related to disputed accounts receivables balances for the three months ended March 31, 2002.

The Partnership sold computer equipment with a net book value of $183,000 for the quarter ended March 31, 2002, for a net gain of $5,000. The Partnership did not sell computer equipment for the quarter ended March 31, 2001.

Interest expense decreased 59% to $6,000 for the quarter ended March 31, 2002 from $13,000 for the quarter ended March 31, 2001, primarily due to the decrease in debt relating to the purchase of computer equipment.


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

Part III:   OTHER INFORMATION

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