Form 10-Q
period 2002-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2002-08-19
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


                           YES  [X]          NO   [ ]

                      Commonwealth Income & Growth Fund III
                                 Balance Sheets

                                                                       June 30           December 31,
                                                                         2002                2001
                                                       ---------------------------------------------
                                                                     (unaudited)
Assets

Cash and cash equivalents                                         $        35,883        $     5,105
Lease income receivable, net of allowance for doubtful                     56,346             42,297
   accounts reserve of $23,976 as of June 30, 2002
   and $0 at December 31, 2001
Other receivables - General Partner                                        16,456                  -
Other receivables - affiliated limited partnerships                         4,847                  -
Prepaid fees                                                                3,000                  -
                                                       ---------------------------------------------
                                                                          116,532             47,402
                                                       ---------------------------------------------


Computer equipment, at cost                                             2,911,255          3,538,347
Accumulated depreciation                                              (1,835,692)        (2,191,099)
                                                       ---------------------------------------------
                                                                        1,075,563          1,347,248
                                                       ---------------------------------------------

Equipment acquisition costs and deferred expenses, net                     29,969             32,959
                                                       ---------------------------------------------

Total assets                                                     $      1,222,064      $   1,427,609
                                                       =============================================

Liabilities and Partners' Capital

Liabilities
Accounts payable                                                           28,338             26,929
Accounts payable - affiliated limited partnerships                              -              2,113
Accounts payable - General Partner                                              -             91,446
Accounts payable - Commonwealth Capital Corp.                               2,949             25,140
Distributions Payable                                                      69,884                  -
Unearned lease income                                                      84,258                  -
Notes payable                                                             366,526            344,324
                                                       ---------------------------------------------
Total liabilities                                                         551,955            489,952
                                                       ---------------------------------------------
Partners' Capital

General partner                                                             1,000              1,000
Limited partners                                                          669,109            936,657
                                                       ---------------------------------------------
Total partners' capital                                                   670,109            937,657
                                                       ---------------------------------------------

Total Liabilities and partners' capital                          $      1,222,064      $   1,427,609
                                                       =============================================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                              Statements of Income


                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30                            June 30
                                                                   2002             2001              2002              2001
                                                          -----------------------------------------------------------------------
                                                                     (unaudited)                        (unaudited)
Income
Lease                                                           $  182,343        $  252,920        $  456,843        $  571,524
Interest and other                                                     116             1,407               250             3,857
Gain on sale of computer equipment                                   4,123                 -             9,117                 -
                                                          -----------------------------------------------------------------------

Total Income                                                       186,582           254,327           466,210           575,381
                                                          -----------------------------------------------------------------------

Expenses
Operating, excluding depreciation                                   64,933            41,516           126,929           121,565
Equipment management fee - General Partner                           9,117            12,454            22,842            28,385
Interest                                                             5,287            13,108            10,848            26,539
Depreciation                                                       170,110           241,926           373,804           480,043
Amortization of equipment
  acquisition costs and deferred expenses                            5,865            11,391            16,610            24,208
Bad debt expense                                                    15,976                 -            23,976                 -
                                                          -----------------------------------------------------------------------
Total expenses                                                     271,288           320,395           575,009           680,740
                                                          -----------------------------------------------------------------------

Net (loss)                                                     $  (84,706)       $  (66,068)      $  (108,799)      $  (105,359)
                                                          =======================================================================

Net (loss) per equivalent limited
  partnership unit                                              $   (0.56)       $    (0.44)       $    (0.72)       $    (0.70)
                                                          =======================================================================

Weighted Average number of equivalent limited
  partnership units outstanding during the period                  151,178           151,178           151,178           151,178
                                                          =======================================================================

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                         Statements of Partners' Capital


                                                                        For the Six Months ended June 30, 2002
                                                                                      (unaudited)

                                                General        Limited
                                                Partner        Partner            General           Limited
                                                 Units          Units             Partner           Partner               Total
                                            ----------------------------------------------------------------------------------------

Partners' capital - December 31, 2001              50          151,178           $ 1,000            $936,657              $937,657
  Net income (loss)                                                                1,567            (110,366)             (108,799)
  Distributions                                                                   (1,567)           (157,182)             (158,749)
                                            ----------------------------------------------------------------------------------------
Partners' capital - June 30, 2002                  50          151,178           $ 1,000           $ 669,109              $670,109
                                            ========================================================================================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                             Statements of Cash Flow
                 For the Six Months Ended June 30, 2002 and 2001



                                                                        2002              2001
                                                                 --------------------------------------
Operating activities                                                           (unaudited)
Net (loss)                                                           $ (108,799)      $ (105,359)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
      Depreciation and amortization                                     390,414          504,251
       Allowance for bad debt                                            23,976                -
      (Gain) on sale of computer equipment                               (9,117)               -
      Other noncash activities included in
          determination of net income                                  (198,211)        (287,659)
      Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                   (38,025)          58,800
              Other receivable, General Partner                         (16,456)          28,764
              Other receivables - Affiliated limited partnerships        (6,960)               -
              Prepaid fees                                               (3,000)          10,000
         Increase (decrease) in liabilities
              Accounts payable                                            1,409           13,239
              Accounts payable, Common Capital Corp.                    (22,191)          16,662
              Accounts payable, General Partner                         (91,446)               -
              Unearned lease income                                      84,258                -
                                                                 ---------------------------------
Net cash provided by operating activities                                 5,852          238,698
                                                                 ---------------------------------
Investing activities:

Capital Expenditures                                                    (64,989)        (147,553)
Net proceeds from the sale of computer equipment                        192,400                -
Equipment acquisition fees paid to General Partner                      (11,416)         (10,970)
                                                                 ---------------------------------
Net cash provided by (used in) investing activities                     115,995         (158,523)
                                                                 ---------------------------------

Financing activities:
Distributions to partners                                               (88,865)        (158,749)
Debt Placement fee paid to the General Partner                           (2,204)          (1,202)
                                                                 ---------------------------------
Net cash (used in)  financing activities                                (91,069)        (159,951)
                                                                 ---------------------------------

Net increase (decrease) in cash and equivalents                          30,778          (79,776)
Cash and cash equivalents, beginning of period                            5,105          110,730
                                                                 ---------------------------------

Cash and cash equivalents, end of period                              $  35,883       $   30,954
                                                                 =================================




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

2. Summary of     Basis of Presentation
   Significant
   Accounting     The financial information presented as of any date other than
   Policies       December 31 has been prepared from the books and records
                  without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                  Revenue Recognition

                  Through June 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                  Long-Lived Assets

                  The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2002, there is no impairment.

                  Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                  Intangible Assets

                  Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees are charged to amortization expense when the associated leased equipment is sold.

                  Cash and Cash Equivalents

                  The Company considers all highly liquid investments with a maturity of six months or less to be cash equivalents. At June 30, 2002, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

3. Computer       The Partnership is the lessor of equipment under operating
   Equipment      leases with periods ranging from 12 to 36 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                  The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2002 and December 31, 2001 was approximately $993,000 and $878,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2002 and December 31, 2001 was approximately $3,855,000 and $3,226,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2002 and December 31, 2001 was approximately $213,000 and $181,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $1,637,000 and $1,462,000, respectively.

                  The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2002:

                                                               Amount
                 --------------------------------------------------------
                     Six Months ended December 31, 2002      $ 285,000
                     Year Ended December 31, 2003              350,000
                     Year Ended December 31, 2004              103,000
                     Year Ended December 31, 2005               14,000
                                                             ---------
                                                             $ 752,000
                  =======================================================

4. Notes Payable  Notes payable consisted of the following:

                                                                       June 30,        December 31,
                                                                         2002              2001
                  ----------------------------------------------------------------------------------

                  Installment notes payable to banks; interest
                  ranging from 7.42% to 8.10%, due in monthly
                  installments ranging from $515 to $1,845,
                  including interest, with final payments due from
                  April through December 2002.                         $   6,026          $ 126,426

                  Installment notes payable to banks; interest
                  ranging from 7.35% to 7.60%, due in monthly
                  installments ranging from $1,162 to $3,465,
                  including interest, with final payments due from
                  January through June 2003.                              69,544            110,503

                  Installment notes payable to banks; interest
                  ranging from 6.75% to 8.00%, due in monthly
                  installments ranging from $382 to $3,831,
                  including interest, with final payments due from
                  January through November 2004.                         178,234            107,395

                  Installment notes payable to banks;
                  interest ranging from 6.25% to 6.75%,
                  due in monthly installments ranging
                  from $123 to $1,735, including
                  interest, with final payments due
                  from February through April 2005.                      112,722                  -
                                                                       ---------          ---------

                                                                       $ 366,526          $ 344,324
                  =================================================================================

                  These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2002 are as follows:

                                                                      Amount
                  --------------------------------------------------------------
                      Six months ended December 31, 2002         $    112,758
                      Year ended December 31, 2003                    162,331
                      Year ended December 31, 2004                     81,135
                      Year ended December 31, 2005                     10,302
                                                                  ----------
                                                                  $   366,526
                                                                  ===========

6. Supplemental   Other noncash activities included in the determination of net
   Cash Flow      loss are as follows:
   Information



Six months ended June 30,                              2002           2001
--------------------------------------------------------------------------------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to bank      $ 198,211       $ 287,659


                  No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                       Noncash investing and financing activities include the
                  following:

Six months ended June 30,                               2002            2001
--------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                           $ 220,413       $ 120,201
--------------------------------------------------------------------------------


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

REVENUE RECOGNITION

Through June 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the six months ended June 30, 2002 and 2001 were cash from operations of $6,000 and 239,000, respectively. Net proceeds received from sale of equipment for the six months ended June 30, 2002 totaled $192,000. There were no sales of equipment for the six months ended June 30, 2001. The primary use of cash for the six months ended June 30, 2002 and 2001 was for capital expenditures of new equipment totaling $65,000 and $148,000, respectively and payments of preferred distributions to partners of approximately $159,000 for the six months ended June 30, 2002 and 2001.

For the six month period ended June 30, 2002, the Partnership generated cash flows from operating activities of $66,000, which includes a net loss of $109,000, a gain on sale of equipment totaling $9,000, and depreciation and amortization expenses of $390,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $198,000.

For the six month period ended June 30, 2001, the Partnership generated cash flows from operating activities of $239,000, which includes a net loss of $105,000, and depreciation and amortization expenses of $504,000. Other noncash activities included in the determination of net (loss) include direct payments of lease income by lessees to banks of $288,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At June 30, 2002, the Partnership had approximately $30,000 invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $285,000 for the balance of the year ending December 31, 2002 and $467,000 thereafter. At June 30, 2002, the outstanding debt was $367,000, with interest rates ranging from 6.25% to 8.10%, and will be payable through April 2005.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2002 and December 31, 2001 was approximately $993,000 and $878,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2002 and December 31, 2001 was approximately $3,855,000 and $3,226,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2002 and December 31, 2001 was approximately $213,000 and $181,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $1,637,000 and $1,462,000, respectively.

Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

For the quarter ended June 30, 2002, the Partnership recognized income of $186,000 and expenses of $271,000, resulting in a net loss of $85,000. For the quarter ended June 30, 2001, the Partnership recognized income of $254,000 and expenses of $320,000, resulting in a net loss of $66,000.

Lease income decreased by 28% to $182,000 for the quarter ended June 30, 2002, from $253,000 for the quarter ended June 30, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expenses increased 56% to approximately $65,000 for the quarter ended June 30, 2002, from $42,000 for the quarter ended June 30, 2001, which is primarily attributable to an increase in insurances of approximately $5,000, an increase in due diligence of approximately $8,000, an increase in outside services of approximately $7,000, and an increase in remarketing fees of approximately $3,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 27% to approximately $9,000 for the quarter ended June 30, 2002, from $12,000 for the quarter ended June 30, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 31% to approximately $176,000 for the quarter ended June 30, 2002, from $253,000 for the quarter ended June 30, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $16,000 related to disputed accounts receivables balances for the quarter ended June 30, 2002.

The Partnership sold computer equipment with no net book value for the quarter ended June 30, 2002, for a net gain of $4,000. The Partnership did not sell computer equipment for the quarter ended June 30, 2001.

Interest expense decreased 60% to $5,000 for the quarter ended June 30, 2002 from $13,000 for the quarter ended June 30, 2001, primarily due to the decrease in debt relating to the purchase of computer equipment.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

For the six months ended June 30, 2002, the Partnership recognized income of $466,000 and expenses of $575,000, resulting in a net loss of $109,000. For the six months ended June 30, 2001, the Partnership recognized income of $576,000 and expenses of $681,000, resulting in a net loss of 105,000.

Lease income decreased by 20% to $457,000 for the six months ended June 30, 2002, from $572,000 for the six months ended June 30, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the six months ended June 30, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expenses increased 4% to approximately $127,000 for the six months ended June 30, 2002, from $122,000 for the six months ended June 30, 2001, which is primarily attributable a decrease in accounting fees of approximately $8,000, a decrease in marketing of approximately $8,000, an increase in due diligence of approximately $14,000, an increase in postage of approximately $1,000, an increase in office supplies of approximately $2,000, an increase in remarketing fees of approximately $1,000, and an increase in office expenses of approximately $3,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 20% to approximately $23,000 for the six months ended June 30, 2002, from $28,000 for the six months ended June 30, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 23% to approximately $390,000 for the six months ended June 30, 2002, from $504,000 for the six months ended June 30, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $24,000 related to disputed accounts receivables balances for the six months ended June 30, 2002.

The Partnership sold computer equipment with a net book value of $183,000 for the six months ended June 30, 2002, for a net gain of $9,000. The Partnership did not sell computer equipment for the six months ended June 30, 2001.

Interest expense decreased 59% to $11,000 for the six months ended June 30, 2002 from $26,000 for the six months ended June 30, 2001, primarily due to the decrease in debt relating to the purchase of computer equipment.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 145

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB statements No. 4, 44 and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). FASB No. 4 required that gains and losses from extinguishments of debt that were included in the determination of net income be aggregated and, if material, be classified as an extraordinary item, net of related income tax. Effective January 1, 2003, pursuant to SFAS 145, the treatment of debt is to be included in "Other Income" in the Financial Statements. SFAS 145 has no affect on our financial statements at this time.

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

                 Inapplicable

         Item 5. Other Information.

                 Inapplicable

         Item 6. Exhibits and Reports on Form 8-K.

                 a) Exhibits:
                    1. SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund III, (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George S. Springsteen
------------------------------------

George S. Springsteen
Chief Executive Officer
August 19, 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund I, (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Salvatore R. Barila, Controller of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Salvatore R. Barila
------------------------------------
Salvatore R. Barila
Controller
August 19, 2002
                  b) Report on Form 8-K:   None

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

                                         COMMONWEALTH INCOME & GROWTH
                                         FUND III
                                               BY: COMMONWEALTH INCOME &
                                               GROWTH FUND, INC. General Partner


August 19, 2002                             By: /s/ George S. Springsteen
---------------                             ------------------------------------
Date                                        George S. Springsteen
                                            President