Form 10-Q
period 2002-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2002-11-27
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                            YES [X]      NO [ ]

                      Commonwealth Income & Growth Fund III
                                 Balance Sheets


                                                         September 30             December 31,
                                                             2002                     2001
                                                        ----------------------------------------
                                                         (unaudited)
Assets

Cash and cash equivalents                                    $         1,268        $     5,105
Lease income receivable, net of allowance for doubtful                24,488             42,297
   accounts reserve of $28,096 as of September 30,
   2002, and $0 as of December 31, 2001
Prepaid Fees                                                           3,000                  -
                                                        ----------------------------------------

                                                                      28,756             47,402
                                                        ----------------------------------------



Computer equipment, at cost                                        2,840,950          3,538,347
Accumulated depreciation                                         (1,949,642)        (2,191,099)

                                                        ----------------------------------------

                                                                     891,308          1,347,248
                                                        ----------------------------------------


Equipment acquisition costs and deferred expenses, net                24,255             32,959
                                                        ----------------------------------------


Total assets                                                 $       944,319      $   1,427,609
                                                        ========================================


Liabilities and Partners' Capital

Liabilities
Accounts payable                                                      30,190             26,929
Accounts payable - Other LP Affiliates                                   673              2,113
Accounts payable - General Partner                                    23,745             91,446
Accounts payable - Commonwealth Capital Corp.                         24,434             25,140
Unearned lease income                                                 58,572                  -
Notes payable                                                        309,390            344,324
                                                        ----------------------------------------

Total liabilities                                                    447,004            489,952
                                                        ----------------------------------------
Partners' Capital


General partner                                                        1,000              1,000
Limited partners                                                     496,315            936,657
                                                        ----------------------------------------

Total partners' capital                                              497,315            937,657
                                                        ----------------------------------------

Total Liabilities and partners' capital                      $       944,319      $   1,427,609
                                                        ========================================



                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                              Statements of Income

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30                         September 30
                                                                  2002               2001             2002             2001
                                                        ---------------------------------------  --------------------------------
                                                                     (unaudited)                         (unaudited)
Income
Lease                                                             $  178,603       $  313,467       $  635,446        $  884,991
Interest and other                                                        67              132              317             3,989
(Loss) gain on sale of computer equipment                            (4,505)                -            4,612                 -
                                                        --------------------    --------------    -------------     -------------


Total Income                                                         174,165          313,599          640,375           888,980
                                                        --------------------    --------------    -------------     -------------

Expenses

Operating, excluding depreciation                                     77,275           46,399          204,204           167,964
Equipment management fee - General Partner                             8,931           15,673           31,773            44,058
Interest                                                               6,231           10,505           17,079            37,044
Depreciation                                                         163,398          246,377          537,202           726,420
Amortization of equipment
  acquisition costs and deferred expenses                              5,714           11,667           22,324            35,875
Bad Debt Expense                                                       6,035                -           30,011                 -


                                                        --------------------    --------------    -------------      ------------

Total expenses                                                       267,584          330,621          842,593         1,011,361
                                                        --------------------    --------------   --------------     -------------

Net (loss)                                                        $ (93,419)      $  (17,022)      $ (202,218)       $ (122,381)
                                                        ====================    ==============    =============     =============

Net (loss) per equivalent limited
  partnership unit                                                $   (0.62)      $    (0.11)      $    (1.34)       $    (0.81)
                                                        ====================    ==============   ==============     =============

Weighted Average number of equivalent limited
  partnership units outstanding during the period                    151,178          151,178          151,178           151,178
                                                        ====================    ==============   ==============     =============

                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                         Statements of Partners' Capital

                                                               For the Nine Months ended September 30, 2002
                                                                                (unaudited)

                                          General          Limited
                                          Partner          Partner            General           Limited
                                           Units            Units             Partner           Partner                Total
                                         ------------------------------------------------------------------------------------------

Partners' capital - December 31, 2001               50          151,178           $ 1,000            $936,657           $937,657
                                         ------------------------------------------------------------------------------------------
  Net income (loss)                                                                 2,351            (204,569)          (202,218)
  Distributions                                                                    (2,351)           (235,773)          (238,124)
                                         ------------------------------------------------------------------------------------------
Partners' capital - September 30, 2002              50          151,178           $ 1,000           $ 496,315           $497,315
                                         ===============================  ================ =================== ====================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                             Statements of Cash Flow
              For the Nine Months Ended September 30, 2002 and 2001

                                                                     2002                 2001
                                                           ----------------------------------------
                                                                            (unaudited)

Operating activities
Net (loss)                                                        $    (202,218)      $ (122,381)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
       Depreciation and amortization                                     559,526          762,295
       (Gain) on sale of computer equipment                              (4,612)                -
       Other noncash activities included in
          determination of net (loss)                                  (255,347)        (438,084)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                     17,809            3,817
              Other receivables - Other LP's                                   -         (32,751)
              Other receivable, Common Capital Corp                            -           16,683
              Other receivables                                                -           10,000
              Prepaid Items                                              (3,000)                -
         Increase (decrease) in liabilities
              Accounts payable                                             3,261           52,273
              Accounts payable, Common Capital Corp.                       (706)            6,242
              Accounts payable, General Partner                         (67,701)           50,223
              Accounts payable, Other LP's                               (1,440)                -
              Unearned lease income                                       58,572                -
                                                           ----------------------  ---------------

Net cash provided by operating activities                                104,144          308,317
                                                           ----------------------  ---------------

Investing activities:
Capital expenditures                                                    (64,989)        (167,937)
Net proceeds from the sale of computer equipment                         208,752                -
Equipment acquisition fees paid to General Partner                      (11,416)         (11,785)
                                                           ----------------------  ---------------

Net cash provided by (used in) investing activities                      132,347        (179,722)
                                                           ----------------------  ---------------

Financing activities:
Distributions to partners                                              (238,124)        (238,123)

Debt placement fee paid to the General Partner                           (2,204)          (1,202)
                                                           ----------------------  ---------------

Net cash (used in)  financing activities                               (240,328)        (239,325)
                                                           ----------------------  ---------------

Net (decrease) in cash and equivalents                                   (3,837)        (110,730)
Cash and cash equivalents, beginning of period                             5,105          110,730
                                                           ----------------------  ---------------

Cash and cash equivalents, end of period                           $       1,268          $     -
                                                           ======================  ===============

                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1. Business       Commonwealth Income & Growth Fund III (the "Partnership") is a
                  limited partnership organized in the Commonwealth of Pennsylvania. The Partnership offered for sale up to 750,000
                  Units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Offering was terminated at the close of business on July 31, 2000 by the General Partner. The
                  Partnership used the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth
                  Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The
                  Partnership's General Partner is Commonwealth Income & Growth
                  Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth
                  Capital Corp. Commonwealth Capital Corp. is a member of the Investment Program Association (IPA), Financial Planning
                  Association (FPA), and the Equipment Leasing Association
                  (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2009.

2. Summary of     Basis of Presentation
   Significant
   Accounting     The financial information presented as of any date other than
   Policies       December 31 has been prepared from the books and records
                  without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2002.

                  Revenue Recognition

                  Through September 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                  Long-Lived Assets

                  The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2002, there is no impairment.

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

                  Cash and Cash Equivalents

                  The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At September 30, 2002, cash equivalents were invested in a money market fund investing directly in Treasury obligations.

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

                  Reimbursable Expenses

                  Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

3. Computer       The Partnership is the lessor of equipment under operating
   Equipment      leases with periods ranging from 12 to 36 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                  The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2002 and December 31, 2001 was approximately $993,000 and $878,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2002 and December 31, 2001 was approximately $3,855,000 and $3,226,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2002 and December 31, 2001 was approximately $181,000 for both periods, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at September 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $1,448,000 and $1,462,000, respectively.

                  The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2002:

                                                                                       Amount
                  -----------------------------------------------------------     --------------
                    Three Months ended December 31, 2002                          $   135,000
                    Year Ended December 31, 2003                                      350,000
                    Year Ended December 31, 2004                                      103,000
                    Year Ended December 31, 2005                                       14,000
                                                                                  ------------
                                                                                  $   602,000
                  ------------------------------------------------------------------------------

4. Notes          Payable Notes payable consisted of the following:

                                                             September 30,      December 31, 2001
                                                                  2002
                   ----------------------------------------------------------------------------------

                   Installment notes payable to banks;
                   interest ranging from 6.60% to 8.10%,
                   due in monthly installments ranging
                   from $515 to $4,983, including
                   interest, with final payments due
                   from January through December 2002.        $      1,766           $    126,426

                   Installment notes payable to banks;
                   interest ranging from 7.35% to 7.60%,
                   due in monthly installments ranging
                   from $1,162 to $3,465, including
                   interest, with final payments due
                   from January through June 2003.                  48,462                110,503

                   Installment notes payable to banks;
                   interest ranging from 6.75% to 8.00%,
                   due in monthly installments ranging
                   from $382 to $3,831, including
                   interest, with final payments due
                   from January through November 2004.             155,972                107,395

                   Installment notes payable to banks;
                   interest ranging from 6.25% to 6.75%,
                   due in monthly installments ranging
                   from $123 to $1,735, including
                   interest, with final payments due
                   from February through April 2005.               103,190                      -
                                                              -----------------------------------

                                                              $    309,390           $    344,324
                                                              ============           ============

                  These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2002 are as follows:

                                                                                          Amount
                  -------------------------------------------------------------------------------
                     Three months ended December 31, 2002                            $    55,622
                     Year ended December 31, 2003                                        162,331
                     Year ended December 31, 2004                                         81,135
                     Year ended December 31, 2005                                         10,302
                                                                                     ------------
                                                                                     $   309,390
                                                                                     ============

5. Supplemental   Other noncash activities included in the determination of net
   Cash Flow      loss are as follows:
   Information

Nine months ended September 30,                                   2002               2001
----------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank                  $     255,347      $     438,084


                  No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                  Noncash investing and financing activities include the following:

Nine months ended September 30,                                       2002             2001
----------------------------------------------------------------------------------------------
Debt assumed in connection with purchase
     of computer equipment                                   $     220,413      $     120,201
==============================================================================================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

COMPUTER EQUIPMENT

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through September 30, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the nine months ended September 30, 2002 and 2001 were cash from operations of $104,000 and $308,000, respectively, and the net proceeds received from sale of equipment for the nine months ended September 30, 2002 totaled $209,000. There were no sales of equipment for the nine months ended September 30, 2001. The primary use of cash for the nine months ended September 30, 2002 and 2001 was for capital expenditures of new equipment totaling $65,000 and $168,000, respectively and payments of preferred distributions to partners of approximately $238,000 for the nine months ended September 30, 2002 and 2001.

For the nine month period ended September 30, 2002, the Partnership generated cash flows from operating activities of $104,000, which includes a net loss of $202,000, a gain on sale of equipment totaling $5,000, and depreciation and amortization expenses of $560,000. Other noncash activities included in the determination of net (loss) include direct payments of lease income by lessees to banks of $255,000.

For the nine month period ended September 30, 2001, the Partnership generated cash flows from operating activities of $308,000, which includes a net loss of $122,000, and depreciation and amortization expenses of $762,000. Other noncash activities included in the determination of net (loss) include direct payments of lease income by lessees to banks of $438,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2002, the Partnership had future minimum rentals on non-cancelable operating leases of $135,000 for the balance of the year ending December 31, 2002 and $467,000 thereafter. At September 30, 2002, the outstanding debt was $309,000, with interest rates ranging from 6.25% to 8.10%, and will be payable through April 2005.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2002 and December 31, 2001 was approximately $993,000 and $878,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2002 and December 31, 2001 was approximately $3,855,000 and $3,226,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2002 and December 31, 2001 was approximately $181,000 for both periods, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at September 30, 2002 and December 31, 2001 related to the equipment shared by the Partnership was approximately $1,448,000 and $1,462,000, respectively.

Results of Operations

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

For the quarter ended September 30, 2002, the Partnership recognized income of $174,000 and expenses of $267,000, resulting in a net loss of $93,000. For the quarter ended September 30, 2001, the Partnership recognized income of $314,000 and expenses of $331,000, resulting in a net loss of $17,000.

Lease income decreased by 43% to $179,000 for the quarter ended September 30, 2002, from $314,000 for the quarter ended September 30, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended September 30, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expenses increased 67% to approximately $77,000 for the quarter ended September 30, 2002, from $46,000 for the quarter ended September 30, 2001, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $22,000, an increase in insurance of approximately $3,000, and an increase in due diligence of approximately $5,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 43% to approximately $9,000 for the quarter ended September 30, 2002, from $16,000 for the quarter ended September 30, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 34% to approximately $169,000 for the quarter ended September 30, 2002, from $258,000 for the quarter ended September 30, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $6,000 related to disputed accounts receivables balances for the quarter ended September 30, 2002.

The Partnership sold computer equipment with a net book value of $21,000 for the quarter ended September 30, 2002, for a net (loss) of $5,000. The Partnership did not sell computer equipment for the quarter ended September 30, 2001.

Interest expense decreased 40% to $6,000 for the quarter ended September 30, 2002 from $10,000 for the quarter ended September 30, 2001, primarily due to the decrease in debt relating to the purchase of computer equipment.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

For the nine months ended September 30, 2002, the Partnership recognized income of $640,000 and expenses of $842,000, resulting in a net loss of $202,000. For the nine months ended September 30, 2001, the Partnership recognized income of $889,000 and expenses of $1,011,000, resulting in a net (loss) of 122,000.

Lease income decreased by 28% to $635,000 for the nine months ended September 30, 2002, from $885,000 for the nine months ended September 30, 2001, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the nine months ended September 30, 2001.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, and outside service fees. The expenses increased 22% to approximately $204,000 for the nine months ended September 30, 2002, from $168,000 for the nine months ended September 30, 2001, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $23,000, a decrease in marketing of approximately $7,000, an increase in due diligence of approximately $19,000, and an increase in office supplies of approximately $1,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 28% to approximately $32,000 for the nine months ended September 30, 2002, from $44,000 for the nine months ended September 30, 2001, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 27% to approximately $560,000 for the nine months ended September 30, 2002, from $762,000 for the nine months ended September 30, 2001 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $30,000 related to disputed accounts receivables balances for the nine months ended September 30, 2002.

The Partnership sold computer equipment with a net book value of $204,000 for the nine months ended September 30, 2002, for a net gain of $5,000. The Partnership did not sell computer equipment for the nine months ended September 30, 2001.

Interest expense decreased 54% to $17,000 for the nine months ended September 30, 2002 from $37,000 for the nine months ended September 30, 2001, primarily due to the decrease in debt relating to the purchase of computer equipment.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 146

On July 30, 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred an a Restructuring)" and No. 88-10, Costs Associated with Lease Modification or Termination." Statement 146 fundamentally changed how a company should account for future "restructurings." The Partnership believes that the adoption of SFAS 146 will not have an impact on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt.

Item 4. Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2002.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the Partnership's Chief Executive Officer and the a Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                           Inapplicable

         Item 5.           Other Information.

                           Inapplicable

         Item 6.           Exhibits and Reports on Form 8-K.

                           a) Exhibits:

               99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund III, (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George S. Springsteen
--------------------------------
George S. Springsteen
Chief Executive Officer
November 27, 2002

               99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund III, (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kimberly A. Springsteen
-------------------------------
Kimberly A. Springsteen
Principal Financial Officer
November 27, 2002


               b) Report on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND III
                                    BY: COMMONWEALTH INCOME & GROWTH FUND, INC.
                                        General Partner


November 27, 2002                   By: /s/ George S. Springsteen
-----------------                      -------------------------------------
Date                                        George S. Springsteen
                                            President

                                 CERTIFICATIONS

I, George Springsteen certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund III (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


         a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the" Evaluation Date" ); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

         a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ George S. Springsteen
--------------------------------
George S. Springsteen
Chief Executive Officer
November 27, 2002

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund III (the Registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the" Evaluation Date" ); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors ( or persons performing the equivalent function):

         a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kimberly A. Springsteen
------------------------------------
Kimberly A. Springsteen
Principal Financial Officer
November 27, 2002