Form 10-K
period 2002-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2003-03-31
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996) and Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are incorporated by reference as Exhibits in Part IV of this Report.

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

         As of December 31 2002, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

         The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2002, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2002, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 17 different companies located throughout the United States. The allocations are as follows:

              Equipment Type                         Approximate %
               Workstations                              61%
                 Routers                                 21%
            High-End Printers                             9%
        Communication Controllers                         4%
              Scope Monitors                              2%
            Telephone Switches                            2%
             Low-End Printers                             1%
                  Total                                 100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

         The Partnership intends to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31 2002, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

         The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2002, all leases that have been entered into are "triple net leases".

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

         The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2002, the Partnership has not entered into any such agreements.

BORROWING POLICIES

         The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned by the Partnership, or subject to Conditional Sales Contract (except that the partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment. The Partnership will incur only non-recourse debt that is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2002, the aggregate non-recourse debt outstanding of $254,000 was approximately 8.9% of the aggregate cost of Equipment owned.

         The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2002, the Partnership has not exercised this option.

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

         Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash that might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2002, no such agreements existed.

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

REFINANCING POLICIES

         Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2002, the Partnership has not refinanced any of its debt.

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

COMPETITION

         The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms that are more favorable than those that the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services that the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges), which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages that certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

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

Investments

The Partnership, through CCC, participates in the purchase of equipment subject to associated debt obligations and lease agreements. The purchase price, list price and monthly rentals presented below are the Partnership's participation of the total amounts, based on CCC's allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

As of March 26, 2003, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                          EQUIPMENT                 PURCHASE     LIST       MONTHLY       LEASE
LESSEE                        MFG         DESCRIPTION                 PRICE      PRICE        RENT         TERM
Lucent                        SUN         (12) Workstations        $ 139,596  $  239,340    $ 3,857         32
Lucent                        SUN         Server                     445,714     739,350     12,120         32
Chase                         SUN         Server                     252,681     394,360      6,493         36
Cendant                       SUN         Server                     131,470     221,095      3,216         36
Cendant                       SUN         Server upgrade              40,382      39,590      1,425         31
Chase                         STK         Timberline drive           407,908   1,134,830     12,346         24
Chrysler                      IBM         Controller                  19,496      24,200        731         24
Chrysler                      IBM         Controller                  18,392      24,200        731         24
Kaiser                        IBM         (7) Workstations           373,747     513,741      9,952         36
Kaiser                        IBM         (4) Workstations           187,398     271,949      4,983         36
Kaiser                        CISCO       (26) Routers               153,093     258,778      3,929         36
International Paper           DEC         (2) Servers                140,857     184,372      4,042         32
CMGI                          CISCO       Server                     140,579     187,345      3,973         35
CMGI                          SUN         Workstations                24,342      32,029        937         24
AT&T                          ASX         Controllers                 58,048      59,106      1,654         36
GE Medical                    COMPAQ      Servers                     18,754      28,300        515         36
GE Medical                    COMPAQ      Servers                     21,716      32,750        596         36
GE Medical                    COMPAQ      Servers                     42,881      64,750      1,162         36
GE Medical                    COMPAQ      Servers                     56,039      84,525      1,573         36
GE Medical                    COMPAQ      Servers                     44,943      67,780      1,236         36
GE Medical                    LEXMARK     Printers                    31,809      48,000        849         36
GE Medical                    LEXMARK     Printers                    20,655      32,000        552         36
GE Medical                    TEKRONIX    Monitors                    48,252      99,350      1,845         36
CMGI                          CISCO       Routers                     88,103     115,168      2,495         36
Lennox                        BayNetwork  Routers                    441,115     598,754      3,465         36
Thomson Consumer              Printronix  Printers                   233,298     325,862      6,343         36
Thomson Consumer              NORTEL      Routers                    134,394     203,840      3,747         36
GE Medical                    SUN         (32) Workstations          139,961     211,970      3,831         35
Thomson Consumer              XEROX       Printer/Scanner/Plotter     20,384      30,720        792         24
AOL                           SUN         Servers                     22,163      34,010        604         35
Morgan Stanley                SUN         Servers                    154,053     199,655      4,685         33
Hartford Insurance            IBM         Directors                  744,597     901,500     19,800         36
Training A La                 COMPAQ      Workstation                  4,337       4,950        123         35
Vatterott Ed Ctr              DELL        Workstation                 32,549      39,755        844         36
Vatterott Ed Ctr              DELL        Workstation                 23,207      26,317        649         35
Vatterott Ed Ctr              DELL        Workstation                 12,899      14,746        363         35
Vatterott Ed Ctr              DELL        Workstation                 60,604      84,155      1,735         34
Triumph Pharm                 DELL        Workstation                 11,094      13,178        382         28
AOL                           SUN         Server                     110,713     116,754      3,661         27
GE Medical                    SUN         Servers                     30,000      34,456        782         36

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

EMPLOYEES

         The Partnership has no employees and received administrative and other services from a related party, CCC, which has 26 employees as of December 31, 2002.

ITEM 2:  PROPERTIES

                  NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

                  NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND

         RELATED STOCKHOLDER MATTERS

         There is no public market for the Units nor is it anticipated that one will develop. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units. As of December 31, 2002, there were 166 holders of Units.

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

REDEMPTION PROVISION

         Upon the conclusion of the 30-month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other request will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

         Cash distributions, if any, will be made quarterly on March 31, June 30, September 30 and December 31, of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Cumulative Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner. Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

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

         Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2002, 2001 and 2000.

Quarter Ended           2002           2001           2000
-------------         ---------      ---------      ---------
March 31              $  78,591      $  78,591      $  69,051
June 30                  78,591         78,591         72,099
September 30             78,591         78,591         79,592
December 31              78,591         78,591         80,175
                      ---------      ---------      ---------
                      $ 314,364      $ 314,364      $ 299,217
                      =========      =========      =========

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

ITEM 6:  SELECTED FINANCIAL DATA

         The following table sets forth, in summary form, selected financial data for the Partnership as of and for each of the five years ended December 31, 2002. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                                  Year Ended December 31
                                                                  ----------------------
                                      2002                2001                 2000                 1999                1998
                                 ------------        --------------        --------------       ------------        ------------
       Lease Income              $    784,368        $    1,106,345        $    1,250,857       $    937,851        $    306,249

     Net (Loss) Income               (291,844)             (270,627)             (179,877)          (308,734)             18,250

    Cash Distributions                317,498               317,497               302,898            227,995             166,451

   Net (Loss) income per
   Limited Partner Unit                 (1.93)                (1.81)                (1.27)             (2.60)               0.16

   Cash Distribution per
   Limited Partner Unit                  2.10                  2.10                  2.08               1.90                1.63

                                                                        As of December 31
                                                                        -----------------
                                      2002                2001                 2000                 1999                1998
                                 ------------        --------------        --------------       ------------        ------------
       Total Assets              $    766,233        $    1,427,609        $    2,335,831       $  2,745,817        $  1,860,336

       Notes Payable                  253,767               344,324               796,020            976,142               8,442

     Partners' Capital                328,315               937,657             1,525,781          1,683,632           1,760,998

         Net income (loss) per unit is computed based upon net income (loss) allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period.

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

COMPUTER EQUIPMENT

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through December 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Company reviews a customer's credit history extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2002, the Partnership generated cash flow from operating activities of $183,000, which includes net loss of $292,000 reduced by depreciation and amortization expenses of $724,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $311,000.

The Partnership sold computer equipment in 2002 with a net book value of $204,000 for a net gain on sale of equipment of $4,000.

The Partnership's primary sources of capital for the years ended December 31, 2002, 2001 and 2000, were from Partners' contributions of $365,000 in 2000, cash from operations of $183,000, $396,000, and $333,000, respectively, and proceeds from the sale of computer equipment of $208,000, $1,000, and $58,000 in 2002, 2001 and 2000, respectively. There were no partners' contributions in 2002 and 2001. The primary uses of cash for the years ended December 31, 2002, 2001 and 2000, were for capital expenditures for new equipment totaling $65,000, $171,000 and $409,000, respectively, the payment of acquisition fees of $11,000, $13,000 and $29,000, respectively, the payment of preferred distributions to partners totaling $317,000, $317,000 and $303,000, respectively, and the payment of offering costs totaling $40,000 in 2000. There were no offering costs paid in 2002 and 2001.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2002, the Partnership had future minimum rentals on noncancellable operating leases of $350,000 for the year ended 2003, and $117,000 thereafter. As of December 31, 2002, the Partnership had future minimum rentals on noncancellable leases of $350,000 for the year ended 2003, and $117,000 thereafter. This particular industry has experienced a decrease in lease rates during 2002 due to an ongoing decrease in interest rates. The Partnership incurred debt in 2002, 2001 and 2000 in the amount of $220,000, $139,000, and $304,000, respectively. At December 31, 2002, the outstanding debt was $254,000, with interest rates ranging from 6.25% to 8.00%, and will be payable through April 2005. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2002 and 2001 was approximately $ 993,000 and $862,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2002 and 2001 was approximately $4,001,000 and $3,227,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2002 and 2001 was approximately $149,000 and $181,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2002 and 2001 related to the equipment shared by the Partnership was approximately $1,255,000 and $1,462,000, respectively.

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

RESULTS FROM OPERATIONS

For the years ended December 31, 2002, 2001 and 2000, the Partnership recognized income of $789,000, $1,110,000 and $1,263,000, and expenses of $1,081,000,
$1,381,000 and $1,443,000, resulting in net losses of $292,000, $271,000 and
$180,000, respectively.

Lease income decreased to $784,000 in 2002, down from $1,106,000 and $1,251,000 in 2001 and 2000, respectively, primarily due to the expiration of leases and entering into smaller leases during 2002.

The Partnership sold computer equipment with a net book value of $204,000, $56,000 and $178,000 during the years ended December 31, 2002, 2001 and 2000, respectively, for a net gain of $4,000 for the year ended December 31, 2002 and a net loss of $55,000 and $121,000 for the years ended December 31, 2001 and 2000, respectively.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The increase to $266,000 during the year ended December 31, 2002, up from $234,000 and $224,000 during the years ended December 31, 2001 and 2000, respectively, is attributable to a decrease in reimbursable expenses with the administration and operation of the Partnership charged by CCC of approximately $3,000, an increase in postage/shipping fees of approximately $3,000, an increase in due diligence of approximately $18,000, an increase in office supplies of approximately $6,000 and an increase in general office supplies of approximately $5,000.

The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was to $39,000 for the year ended December 31, 2002, down from $55,000 in 2001 and $63,000 in 2000, which is consistent with the decrease in revenue.

Interest expense decreased to $22,000 for 2002, down from $45,000 for 2001 and $64,000 for 2000, as a result of certain notes being fully paid during 2002.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees and debt placement fees. Depreciation and amortization during 2002 decreased to $724,000 from $992,000 and $971,000 in 2001 and 2000, respectively. This is attributable to the decrease in the computer equipment portfolio being leased.

NET LOSS

Net loss increased to $292,000 for the year ended December 31, 2002 from $271,000 and $180,000 for the years ended December 31, 2001 and 2000, respectively. The changes in net loss were attributable to the changes in revenues and expenses as discussed above.

                        RECENT ACCOUNTING PRONOUNCEMENTS

                                     FIN 45

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                                    SFAS 144

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

         The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings

                                    SFAS 146

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

                  See financial statements commencing in Part IV Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I and Commonwealth Income and Growth Fund
II. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

         The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
----                       -----

George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer
                           and Secretary of the General Partner and CCC

Henry J. Abbott            Senior Vice President and Portfolio Manager of CCC

Salvatore R. Barila        Vice President and Controller of the General Partner
                           and CCC

Lynn Franceschina          Vice President and Accounting Manager of the General
                           Partner and CCC

Dorothy A. Ferguson        Assistant Vice President of CCC

         George S. Springsteen, age 68, is President of both CCC and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by CCC with objectives similar to the Partnership's. He has been the sole shareholder and director of CCC since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as CCC in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957.

         Kimberly A. Springsteen, age 43, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 52, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Salvatore R. Barila, age 32, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2000. From 1992 to 2000, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc. Mr. Barila received a B.B.A. degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         Lynn A. Franceschina, age 31, is Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where she has been employed since 2001. From 1991 to 2001, Ms. Franceschina worked as an Accountant, most recently as the Business Controls Manager at Liquent, Inc. Ms. Franceschina received a B.S.B.A. degree from Robert Morris College. Ms. Franceschina is a member of the Equipment Leasing Association.

         Dorothy A. Ferguson, age 60, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

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

ITEM 11: EXECUTIVE COMPENSATION

         The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those that would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

    ENTITY                                                                                AMOUNT       AMOUNT        AMOUNT
   RECEIVING                                                                             INCURRED     INCURRED      INCURRED
 COMPENSATION                  TYPE OF COMPENSATION                                     DURING 2002  DURING 2001   DURING 2000

                         OFFERING AND ORGANIZATION STAGE
The General       Organizational Fee. An Organization Fee equal to three percent               $0           $0       $11,000
Partner           of the first $10,000,000 of Limited Partners' Capital
                  Contributions and two percent of the Limited Partners' Capital
                  Contribution in excess of $10,000,000, as compensation for the organization of the Partnership. It is anticipated that all
                  Organizational and Offering Expenses which include legal,
                  accounting and printing expenses; various registration and filing fees; miscellaneous expenses related to the
                  organization and formation of the Partnership; other costs of registration; and costs incurred in connection with the
                  preparation, printing and distribution of this Report and
                  other sales literature. The General Partner pays all
                  Organizational and Offering Expenses, other than Underwriter's
                  Commissions and a non-accountable expense allowance payable to the Dealer Manager that is equal to the lesser of (i) one
                  percent of the Offering proceeds or (ii) $50,000.

                              OPERATIONAL AND SALE
                              OR LIQUIDATION STAGES

The General       Reimbursement of Expenses. The General and its Affiliates               $96,000      $99,000       $54,000
Partner and       Partner are entitled to reimbursement by the Partnership for
its Affiliates    the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain
                  expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the
                  Partnership. The amounts set forth on this table do not
                  include expenses incurred in the offering of Units.

The General       Equipment Acquisition Fee. An Equipment Acquisition Fee of              $11,000      $13,000       $29,000
Partner           four percent of the Purchase Price of each item of Equipment purchased as compensation for the negotiation of the
                  acquisition of the Equipment and the lease thereof or sale under a Conditional Sales Contract. The fee was paid upon each closing of the Offering with respect to the Equipment
                  purchased by the Partnership with the net proceeds of the
                  Offering available for investment in Equipment. If the
                  Partnership acquires Equipment in an amount exceeding the net proceeds of the Offering available for investment in
                  Equipment, the fee will be paid when such Equipment is
                  acquired.

The General       Debt Placement Fee. As compensation for arranging Term Debt to           $2,000       $1,000        $3,000
Partner           finance the acquisition of Equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third Parties, un affiliated with the General
                  Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the
                  General Partner or its Affiliates.

The General       Equipment Management Fee. A monthly fee equal to the lesser of          $40,000      $55,000       $63,000
Partner           (I) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the Gross Lease Revenues
                  attributable to Equipment which is subject to Full Payout Net
                  Leases which contain net lease provisions plus (2) the
                  purchase price paid on Conditional Sales Contracts as received by the Partnership and (b) five percent of the Gross Lease
                  Revenues attributable to Equipment which is subject to
                  Operating Leases.

The General       Re-Lease Fee. As Compensation for providing re-leasing                       $0           $0            $0
Partner           services for any Equipment for which the General Partner has, following the expiration of, or default under, the most recent lease of Conditional Sales Contract, arranged a subsequent lease of Conditional Sales Contract for the use of such
                  Equipment to a lessee or other party, other than the current or most recent lessee of other operator of such equipment or its Affiliates ("Re-lease"), the General Partner will receive, on a monthly basis, a Re3-lease Fee equal to the lesser of (a)
                  the fees which would be charged by an independent third party of comparable services for comparable equipment or (b) two percent of Gross Lease Revenues derived from such Re-lease.

The General       Equipment Liquidation Fee. With respect to each item of                      $0           $0            $0
Partner           Equipment sold by the General Partner (other than in
                  connection with a Conditional Sales Contract), a fee equal to the lesser of (I) 50% of the Competitive Equipment Sale
                  Commission or (ii) three percent of the sales price for such
                  Equipment. The payment of such fee is subordinated to the
                  receipt by the Limited Partners of (I) a return of their
                  Capital Contributions and 10% annum cumulative return,
                  compounded daily, on Adjusted Capital Contributions ("Priority
                  Return") and (ii) the Net Disposition Proceeds from such sale in accordance with the Partnership Agreement. Such fee is
                  reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.

The General       Partnership Interest. The General Partner has a present and              $3,134       $3,133        $2,981
Partner           continuing one percent interest of $1,000 in the Partnership's item of income, gain, loss, deduction, credit, and tax
                  preference. In addition, the General Partner receives one
                  percent of Cash Available for Distribution until the Limited
                  Partners have received distributions of Cash Available for
                  Distribution equal to their Capital Contributions plus the 10%
                  Priority Return and thereafter, the General Partner will
                  receive 10% of Cash Available for Distribution.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         NOT APPLICABLE

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its Affiliates. These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES: COMPETITION FOR MANAGEMENT'S
TIME

         The General Partner and its Affiliate sponsor other investor programs that are in potential competition with the Partnership in connection with the purchase of Equipment as well as opportunities to lease and sell such Equipment. Competition for Equipment has occurred and is likely to occur in the future. The General Partner and its Affiliates may also form additional investor programs that may be competitive with the Partnership.

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

ACQUISITIONS

         CCC and the General Partner or other Affiliates of the General Partner may acquire Equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the Equipment is acquired, (ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its Affiliates arises from the acquisition except for compensation paid to CCC, the General Partner or such other Affiliate as disclosed in this Report. CCC, the General Partner or their Affiliates will not hold Equipment for more than 60 days prior to transfer to the Partnership. If sufficient funds become available to the Partnership within such 60 day period, such Equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the Equipment to such entity and any accountable Acquisition Expenses payable to third parties which are incurred by such entity and interest on the Purchase Price from the date of purchase to the date of transfer to the Partnership. CCC, the General Partner or such other Affiliate will retain any rent or other payments received for the Equipment, and bear all expenses and liabilities, other than accountable Acquisition Expenses payable to third parties with respect to such Equipment, for all periods prior to the acquisition of the Equipment by the Partnership. Except as described above, there will be no sales of Equipment to or from any Affiliate of CCC.

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

         "Capital Leases" are leases under which the Equipment either transfers to the lessee at the end of the lease term, contains a bargain purchase price option, the lease term is equal to 75% or more of the estimated economic life of the Equipment, or the present value at the beginning of the lease term of the minimum lease payments is equal to or exceeds 90% of the excess of the fair value of the Equipment.

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

         "Competitive Equipment Sale Commission" means that brokerage fee paid for services rendered in connection with the purchase or sale of Equipment that is reasonable, customary, and competitive in light of the size, type, and location of the Equipment.

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

         PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)  Financial Statements

Commonwealth Income & Growth Fund III

Report of Independent Certified Public Accountant

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

Commonwealth Income & Growth Fund, Inc.

Report of Independent Auditor

Balance sheet as of February 29, 2002

Notes to Balance Sheet

Commonwealth Capital Corp.

Report of Independent Auditor

Consolidated Balance Sheet as of February 29, 2002

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

         * 3.2 Agreement of Limited Partnership

         27 Financial Data Schedule

               99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Commonwealth Income & Growth Fund III, (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George S. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/      GEORGE S. SPRINGSTEEN
------------------------------

George S. Springsteen
Chief Executive Officer
March 31, 2003

               99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Commonwealth Income & Growth Fund III, (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/      KIMBERLY A. SPRINGSTEEN
--------------------------------

Kimberly A. Springsteen
Principal Financial Officer
March 31, 2003

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-26933)

         ** Incorporated by reference from the Partnership's Annual Report on 10-K for the year ended December 31, 1998.

         (c)      Exhibits.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 31, 2003 by the undersigned thereunto duly authorized.

                                      COMMONWEALTH INCOME & GROWTH FUND III

                                      By: COMMONWEALTH INCOME & GROWTH FUND,
                                          INC., General Partner

                                      By: /s/ GEORGE S.SPRINGSTEEN
                                          ------------------------
                                               George S. Springsteen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003.

SIGNATURE                            CAPACITY

/s/ GEORGE S. SPRINGSTEEN            Chairman, President and Sole Director of
-------------------------            CommonwealthIncome & Growth Fund, Inc.
George S. Springsteen

/s/ Kimberly A. Springsteen          Executive Vice President, Chief Operating
---------------------------          Officer
Kimberly A. Springsteen

                                 CERTIFICATIONS

I, George Springsteen certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund III (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the" Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/      GEORGE S. SPRINGSTEEN
------------------------------

George S. Springsteen
Chief Executive Officer
March 31, 2003

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund III (the Registrant);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure the material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the" Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or the operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data we have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/      KIMBERLY A. SPRINGSTEEN
--------------------------------
Kimberly A. Springsteen
Principal Financial Officer
March 31, 2003

                      Commonwealth Income & Growth Fund III

                  Years Ended December 31, 2002, 2001 and 2000

                      Commonwealth Income & Growth Fund III

                              Financial Statements
                  Years Ended December 31, 2002, 2001 and 2000

                      Commonwealth Income & Growth Fund III

                                     Contents

     Report of Independent Certified Public Accountants               3

     Financial statements
          Balance sheets                                              4
          Statements of operations                                    5
          Statements of partners' capital                             6
          Statements of cash flows                                  7-8

     Notes to financial statements                                10-23

Report of Independent Certified Public Accountants

The Partners
Commonwealth Income & Growth Fund III
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund III as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years ended December 31, 2002, in conformity with generally accepted accounting principles in the United States.

                                                            /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 7, 2003

December 31,                                                          2002          2001
---------------------------------------------------------------   ------------   ------------
Assets
Cash and cash equivalents                                         $        497   $      5,105
Lease income receivable, net of reserve of $28,000 in 2002
 and $0 in 2001                                                         14,161         42,297
                                                                  ------------   ------------
                                                                        14,658         47,402
                                                                  ------------   ------------
Computer equipment, at cost                                          2,840,949      3,538,347
Accumulated depreciation                                            (2,108,544)    (2,191,099)
                                                                  ------------   ------------
                                                                       732,405      1,347,248
                                                                  ------------   ------------
Equipment acquisition costs and deferred expenses, net of
 accumulated amortization of $49,701 and $106,264, respectively         19,170         32,959
                                                                  ------------   ------------

Total assets                                                      $    766,233   $  1,427,609
                                                                  ============   ============

                      Commonwealth Income & Growth Fund III

                                 Balance Sheets

December 31,                                                          2002           2001
----------------------------------------------------------------  ------------   ------------
Liabilities and Partners' Capital
Liabilities
     Accounts payable                                             $     31,149   $     26,929
     Accounts payable, Commonwealth Capital Corp.                       54,451         25,140
     Accounts payable, General Partner                                  59,116         91,446
     Accounts payable, affiliated limited partnerships                   2,173          2,113
     Unearned lease income                                              37,262              -
     Notes payable                                                     253,767        344,324
                                                                  ------------   ------------
Total liabilities                                                      437,918        489,952
                                                                  ------------   ------------
Partners' capital
     General Partner                                                     1,000          1,000
     Limited partners                                                  327,315        936,657
                                                                  ------------   ------------
Total partners' capital                                                328,315        937,657
                                                                  ------------   ------------
Total liabilities and partners' capital                           $    766,233   $  1,427,609
                                                                  ============   ============

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund III

                            Statements of Operations

Year ended December 31,                                               2002           2001           2000
----------------------------------------------------------------  ------------   ------------   -----------
Income
     Lease                                                        $    784,368   $  1,106,345   $ 1,250,857
     Interest and other                                                    352          4,136        12,132
     Gain on sale of computer equipment                                  4,343              -             -
                                                                  ------------   ------------   -----------
Total income                                                           789,063      1,110,481     1,262,989
                                                                  ------------   ------------   -----------
Expenses
     Operating, excluding depreciation                                 265,918        233,577       223,838
     Equipment management fee, General Partner                          39,218         55,126        63,345
     Depreciation                                                      696,104        944,997       916,258
     Amortization of equipment acquisition costs and
      deferred expenses                                                 27,409         47,480        54,624
     Interest                                                           22,247         44,900        64,205
     Uncollectible accounts receivable                                  30,011              -             -
     Loss on sale of computer equipment                                      -         55,028       120,596
                                                                  ------------   ------------   -----------
Total expenses                                                       1,080,907      1,381,108     1,442,866
                                                                  ------------   ------------   -----------
Net (loss)                                                        $   (291,844)  $   (270,627)  $  (179,877)
                                                                  ============   ============   ===========
Net (loss) per equivalent limited
 partnership unit                                                 $      (1.93)  $      (1.81)  $     (1.27)
Weighted average number of equivalent
 limited partnership units outstanding during the year                 151,178        151,178       143,877
                                                                  ============   ============   ===========

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund III

                         Statements of Partners' Capital

                              General     Limited
                              Partner     Partner     General    Limited
                               Units       Units      Partner    Partners        Total
                              -------     -------     -------   -----------   ------------
Balance, December 31, 1999         50     132,934     $ 1,000   $ 1,682,632   $  1,683,632
Contributions                       -      18,244           -       364,878        364,878
Offering costs                      -           -           -       (39,954)       (39,954)
Net income (loss)                   -           -       2,981      (182,858)      (179,877)
Distributions                       -           -      (2,981)     (299,917)      (302,898)
                              -------     -------     -------   -----------   ------------
Balance, December 31, 2000         50     151,178       1,000     1,524,781      1,525,781
Net income (loss)                   -           -       3,133      (273,760)      (270,627)
Distributions                       -           -      (3,133)     (314,364)      (317,497)
                              -------     -------     -------   -----------   ------------
Balance, December 31, 2001         50     151,178       1,000       936,657        937,657
Net income (loss)                   -           -       3,134      (294,978)      (291,844)
Distributions                       -           -      (3,134)     (314,364)      (317,498)
                              -------     -------     -------   -----------   ------------
Balance, December 31, 2002         50     151,178     $ 1,000   $   327,315   $    328,315
                              =======     =======     =======   ===========   ============

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund III

                            Statements of Cash Flows

Year ended December 31,                                       2002         2001         2000
-----------------------                                    ----------    ---------   ----------
Cash flows from operating activities
     Net (loss)                                            $ (291,844)  $ (270,627)  $ (179,877)
     Adjustments to reconcile net (loss) to
      net cash provided by operating activities
          Depreciation and amortization                       723,513      992,477      970,882
          (Gain) loss on sale of computer equipment            (4,343)      55,028      120,596
          Other noncash activities included in
           determination of net (loss)                       (310,970)    (591,158)    (497,772)
          Changes in assets and liabilities
               Decrease (increase) in assets
                    Lease income receivable                    28,136       52,195       13,789
                    Prepaid expenses                                -       10,000      (10,000)
                    Other receivables                               -            -           37
               Increase (decrease) in liabilities
                    Accounts payable                            4,220       12,920      (12,776)
                    Accounts payable,
                         Commonwealth Capital Corp.            29,311       25,140           21
                    Accounts receivable / payable,
                         General Partner                      (32,330)     108,129      (13,116)
                    Accounts payable, affiliated limited
                     partnerships                                  60        2,113            -
                    Unearned lease income                      37,262            -      (59,258)
                                                           ----------    ---------   ----------
Net cash provided by operating activities                     183,015      396,196      332,526
                                                           ----------    ---------   ----------
Cash flows from investing activities
      Capital expenditures                                    (64,989)    (170,943)    (408,770)
      Net proceeds from sale of computer equipment            208,484          686       57,864
      Equipment acquisition fees to the General Partner       (11,416)     (12,672)     (28,531)
                                                           ----------    ---------   ----------
Net cash provided by (used in) investing activities           132,079     (182,929)    (379,437)
                                                           ----------    ---------   ----------

                      Commonwealth Income & Growth Fund III

                            Statements of Cash Flows

Year ended December 31,                                       2002         2001         2000
---------------------------------------------------------  ----------    ---------   ----------
Cash flows from financing activities
     Partners contributions                                $        -    $       -   $  364,878
     Offering costs paid to affiliate                               -            -      (32,839)
     Offering costs paid to the General Partner                     -            -       (7,115)
     Distributions to partners                               (317,498)    (317,497)    (302,898)
     Debt placement fee to the General
          Partner                                              (2,204)      (1,395)      (3,211)
                                                           ----------    ---------   ----------
Net cash (used in) provided by financing activities          (319,702)    (318,892)      18,815
                                                           ----------    ---------   ----------
Net (decrease) in cash and cash
 equivalents                                                   (4,608)    (105,625)     (28,096)
Cash and cash equivalents at beginning of year                  5,105      110,730      138,826
                                                           ----------    ---------   ----------
Cash and cash equivalents at end of year                   $      497    $   5,105   $  110,730
                                                           ==========    =========   ==========

                                 See accompanying notes to financial statements.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

1.       The Partnership

Commonwealth Income & Growth Fund III (the "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania. The Partnership offered for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Offering was terminated at the close of business on July 31, 2000 by the General Partner. The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2009.

Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2002 and 2001, the Partnership distributed to the limited partners $314,364. The 2002 and 2001, distributions were at an annual rate of 10.4% of the limited partners' original contributed capital. During 2000, the Partnership distributed to the limited partners $299,217. The 2000 distributions were at an annual rate of 9.9% of the limited partners' original contributed capital. Distributions during 2002 and 2001 reflect an annual return of capital in the amount of approximately $2.08 per limited partnership unit, for units that were outstanding for the entire year. Distributions during 2000 reflect an annual return of capital in the amount of approximately $1.98 per limited partnership unit, for units that were outstanding for the entire year.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

2.       Summary of Significant Accounting Policies

Revenue Recognition

Through December 31, 2002, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment had occurred during 2002, 2001, and 2000.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses, are amortized on a straight-line basis over two- to-four year lives. Unamortized acquisition fees and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

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

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions were 7% of the partners' contributed capital and dealer manager fees were 2% of partners' contributed capital. These costs were deducted from partnership capital in the accompanying financial statements.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

Net Income(Loss) Per Equivalent Limited Partnership Unit

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

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement on January 1, 2002, did not have a material impact on earnings.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

3.       Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 24 to 36 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The Partnership's share of the computer equipment in which they participate at December 31, 2002 and 2001 was approximately $993,000 and $862,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2002 and 2001 was approximately $4,001,000 and $3,227,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2002 and 2001 was approximately $149,000 and $181,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2002 and 2001 related to the equipment shared by the Partnership was approximately $1,255,000 and $1,462,000, respectively.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2002:

         Year ending December 31,                            Amount
         ------------------------                          ----------
         2003                                              $  350,000
         2004                                                 103,000
         2005                                                  14,000
                                                           ----------
                                                           $  467,000
                                                           ==========

Lease income from three lessees, each exceeding 10% of lease revenue, aggregated 31% of lease income for the year ended December 31, 2002. Lease income from two lessees, each exceeding 10% of lease revenue, aggregated 32% of lease income for the year ended December 31, 2001. Lease income from two lessees, each exceeding 10% of total lease income, aggregated 30% of lease income for the year ended December 31, 2000.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

As of December 31, 2002, three lessees comprised approximately 94% of the Partnership's accounts receivable.

4.       Related Party Transactions

Organizational Fee

The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 2000, such organizational fees of approximately $11,000 were paid to the General Partner. There were no fees paid to the General Partner in 2002 and 2001.

Selling Commission and Dealer Manager Fees

The Partnership will pay to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager fees, after the required $1,500,000 minimum subscription amount has been sold. During 2000 selling commissions and dealer manager fees of approximately $33,000 were paid to CCSC. There were no fees paid to the General Partner in 2002 and 2001.

Reimbursement of Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2002, 2001 and 2000, $96,000, $99,000 and $54,000, respectively, of expenses were reimbursed to the General Partner.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2002, 2001 and 2000, equipment acquisition fees of approximately $11,000, $13,000 and $29,000, respectively, were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2002, 2001 and 2000, debt placement fees of approximately $2,000, $1,000 and $3,000, respectively, were earned to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of
(i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2002, 2001 and 2000, equipment management fees of approximately $40,000, $55,000 and $63,000, respectively, were earned to the General Partner as determined pursuant to section (ii) above.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of
(i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees paid to the General Partner in 2002, 2001 and 2000.

5.       Notes Payable

Notes payable consisted of the following:

December 31,                                       2002         2001
------------                                    ----------   ----------
Installment notes payable to banks; interest
ranging from 6.60% to 8.10%, due in monthly
installments ranging from $515 to $19,800,
including interest, with final payments from
January through December 2002.                  $        -   $  126,426

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

Installment notes payable to banks; interest
ranging from 7.35% to 7.60%, due in monthly
installments ranging from $1,162 to $3,465,
including interest, with final payments from
January through February 2003.                      26,968      110,503

Installment notes payable to banks; interest
ranging from 6.75% to 8.00%, due in monthly
installments ranging from $382 to $3,831,
including interest, with final payments from
January through November 2004.                     133,292      107,395

Installment notes payable to banks; interest
ranging from 6.25% to 6.75%, due in monthly
installments ranging from $123 to $1,735,
including interest, with final payments from
January through April 2005.                         93,507            -
                                                ----------   ----------
                                                $  253,767   $  344,324
                                                ==========   ==========

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2002 are as follows:

Year ending December 31,                                       Amount
------------------------                                     ----------
2003                                                         $  162,331
2004                                                             81,135
2005                                                             10,301
                                                             ----------
                                                             $  253,767
                                                             ==========

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

6.       Supplemental Cash Flow Information

Other noncash activities included in the determination of net income are as follows:

Year ended December 31,                              2002        2001        2000
-----------------------                            ---------   ---------   ---------
Lease income, net of interest expense on
 notes payable realized as a result of direct
 payment of principal by lessee to bank            $ 310,970   $ 587,327   $ 483,911

Lease income paid to original lessor in lieu
 of cash payment for computer equipment acquired           -       3,831      13,861
                                                   ---------   ---------   ---------
Total adjustment to net (loss) from other
 noncash activities                                $ 310,970   $ 591,158   $ 497,772
                                                   =========   =========   =========

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

         Year ended December 31,                      2002        2001       2000
         ------------------------                  ---------   ---------   ---------
         Debt assumed in connection with
          purchase of computer equipment           $ 220,413   $ 139,462   $ 303,789
                                                   =========   =========   =========

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

7. Reconciliation of Net (Loss) Reported for Financial Reporting Purposes to Taxable (Loss) the Federal Partnership Return

Year ended December 31,                             2002         2001         2000
-----------------------                          -----------  ----------   ----------
Net (loss) for financial reporting
   Purposes to taxable (loss)                    $  (291,844) $ (207,627)  $ (179,877)
     Adjustments
          (Loss) on sale of computer equipment      (197,112)   (129,701)     (76,073)
          Depreciation                                (9,592)     98,791      304,446
          Amortization                                19,000      38,155       64,098
          Bad debt expense                            28,096           -            -
          Unearned lease income                       37,262           -       (7,029)
          Other                                     (100,016)     91,505     (146,733)
                                                 -----------  ----------   ----------
Taxable (loss) on the Federal
 Partnership Return                              $  (514,206) $ (108,877)  $  (41,168)
                                                 ===========  ==========  ===========

The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year. Adjustment for (loss) on sale of equipment is due to longer depreciation lives for tax reporting purposes.

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

8.       Quarterly Results of Operation (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 is as follows:

                                                  Quarter ended
                                -------------------------------------------------------
                                 March 31     June 30     September 30     December 31
                                ----------   ---------   --------------   -------------
2002
Revenues
     Lease and other            $  274,634   $ 182,459   $      178,670   $     148,957
     Gain on sale of computer
      equipment                      4,994       4,123           (4,505)           (269)
                                ----------   ---------   --------------   -------------
Total revenues                     279,628     186,582          174,165         148,688
Total costs and expenses           303,721     271,288          267,584         238,314
                                ----------   ---------   --------------   -------------
Net (loss)                      $  (24,093)  $ (84,706)  $      (93,419)  $     (89,626)
                                ==========   =========   ==============   =============
(Loss) per limited
  partner unit                  $    (0.16)  $   (0.56)  $        (0.62)  $       (0.59)
                                ==========   =========   ==============   =============

                      Commonwealth Income & Growth Fund III

                          Notes to Financial Statements

                                                  Quarter ended
                                -------------------------------------------------------
                                 March 31     June 30     September 30     December 31
                                ----------   ---------   --------------   -------------
2001
Revenues
     Lease and other            $  321,054   $ 254,327   $      313,599   $     221,501
Costs and expenses                 360,345     320,395          330,621         369,747
                                ----------   ---------   --------------   -------------
Net (loss)                      $  (39,291)  $ (66,068)  $      (17,022)  $    (148,246)
                                ==========   =========   ==============   =============
(Loss) per limited
  partner unit                  $    (0.27)  $   (0.44)  $        (0.12)  $       (0.99)
                                ==========   =========   ==============   =============

The cumulative gain or loss on sale of equipment is included in revenue or cost, as appropriate.