Form 10-Q
period 2003-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2003-05-15
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-69996

                      COMMONWEALTH INCOME & GROWTH FUND III
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                           23-2895714
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                          470 John Young Way Suite 300
                                 Exton, PA 19341
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               ---------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (III) has been subject to such filing requirements for the past 90 days:

                          YES  [X]                NO   [ ]

                      Commonwealth Income & Growth Fund III
                                 Balance Sheets

                                                                     March 31          December 31,
                                                                       2003                2002
                                                             ----------------------------------------
                                                                    (unaudited)
Assets

Cash and cash equivalents                                        $        50,994       $          497
Lease income receivable, net of allowance for doubtful
   accounts reserve of $28,100 as of March 31, 2003
   and December 31, 2002                                                  17,090               14,161
                                                             ----------------------------------------

                                                                          68,084               14,658
                                                             ----------------------------------------


Computer equipment, at cost                                            2,819,234            2,840,949

Accumulated depreciation                                              (2,222,629)          (2,108,544)
                                                             ----------------------------------------
                                                                         596,605              732,405
                                                             ----------------------------------------


Equipment acquisition costs and deferred expenses, net                    15,272               19,170
                                                             ----------------------------------------

Total assets                                                     $       679,961       $      766,233
                                                             ========================================


Liabilities and Partners' Capital

Liabilities
Accounts payable                                                 $       104,010       $       31,149
Accounts payable - Commonwealth Capital Corp.                             77,583               54,451
Accounts payable - General Partner                                        90,037               59,116
Accounts payable - Other LP Affiliates                                    13,019                2,173
Unearned lease income                                                     11,479               37,262
Notes payable                                                            204,049              253,767
                                                             ----------------------------------------
Total liabilities                                                        500,177              437,918
                                                             ----------------------------------------
Partners' Capital

General partner                                                            1,000                1,000
Limited partners                                                         178,784              327,315
                                                             ----------------------------------------
Total partners' capital                                                  179,784              328,315
                                                             ----------------------------------------

Total liabilities and partners' capital                          $       679,961       $      766,233
                                                             ========================================


                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                            Statements of Operations

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                 2003                  2002
                                                                      ------------------------------------------
                                                                                         (unaudited)
Income
Lease                                                                          $  139,507            $  274,500
Interest and other                                                                     10                   134
Gain on sale of computer equipment                                                      -                 4,994
                                                                      -----------------------------------------

Total Income                                                                      139,517               279,628
                                                                      -----------------------------------------

Expenses
Operating, excluding depreciation                                                  59,843                61,996
Equipment management fee - General Partner                                          6,975                13,725
Interest                                                                            4,152                 5,561
Depreciation                                                                      130,824               203,694
Amortization of equipment
  acquisition costs and deferred expenses                                           3,898                10,745
Uncollectible accounts receivable                                                                         8,000
Loss on sale of computer equipment                                                  2,982                     -
                                                                      -----------------------------------------
Total expenses                                                                    208,674               303,721
                                                                      -----------------------------------------

Net (loss)                                                                     $  (69,157)           $  (24,093)
                                                                      =========================================

Net (loss) per equivalent limited
  partnership unit                                                             $    (0.46)           $    (0.16)
                                                                      =========================================

Weighted Average number of equivalent limited
  partnership units outstanding during the period                                 151,178               151,178
                                                                      =========================================



                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                         Statements of Partners' Capital

                                                               For the Three Months ended March 31, 2003
                                                                           (unaudited)

                                                General          Limited
                                                Partner          Partner            General           Limited
                                                 Units            Units             Partner           Partner            Total
                                            --------------------------------------------------------------------------------------
Partners' capital - December 31, 2002              50             151,178           $ 1,000          $ 327,315           $328,315
  Net income (loss)                                                                     783            (69,940)           (69,157)
  Distributions                                                                        (783)           (78,591)           (79,374)
                                            --------------------------------------------------------------------------------------
Partners' capital - March 31, 2003                 50             151,178           $ 1,000          $ 178,784           $179,784
                                            ======================================================================================








                 see accompanying notes to financial statements

                      Commonwealth Income & Growth Fund III
                             Statements of Cash Flow
               For the Three Months Ended March 31, 2003 and 2002


                                                                              2003            2002
                                                                      ----------------  -----------------
                                                                                   (unaudited)
Operating activities
Net (loss)                                                              $     (69,157)      $  (24,093)
Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities
       Depreciation and amortization                                          134,722          214,439
       Allowance for bad debt                                                       -            8,000
       Loss (gain) on sale of computer equipment                                2,982           (4,994)
       Other noncash activities included in
          determination of net income                                         (49,718)        (147,113)
       Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                          (2,929)         (13,431)
              Prepaid Items                                                         -           (3,000)
         Increase (decrease) in liabilities
              Accounts payable                                                 72,861            9,266
              Accounts payable, Common Capital Corp.                           23,132          (25,723)
              Accounts payable, affiliated limited partnerships                10,846           (1,843)
              Accounts payable, General Partner                                30,921          (90,985)
              Unearned lease income                                           (25,783)           1,018
                                                                      ----------------  ---------------


Net cash provided by (used in) operating activities                           127,877          (78,459)
                                                                      ----------------  ---------------

Investing activities:
Net proceeds from the sale of computer equipment                                1,994          188,277
                                                                      ----------------  ---------------

Financing activities:
Distributions to partners                                                     (79,374)         (79,374)
                                                                      ----------------  ---------------

Net increase in cash and equivalents                                           50,497           30,444
Cash and cash equivalents, beginning of period                                    497            5,105
                                                                      ----------------  ---------------

Cash and cash equivalents, end of period                                $      50,994       $   35,549
                                                                      ================  ===============




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

2.  Summary of        Basis of Presentation
    Significant
    Accounting        The financial information presented as of any date other
    Policies          than December 31 has been prepared from the books and
                      records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form
                      10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2003.

                      Revenue Recognition

                      Through March 31, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                      Long-Lived Assets

                      The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2003, there is no impairment.

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

3.  Computer          The Partnership is the lessor of equipment under operating
    Equipment         leases with periods ranging from 24 to 36 months. In
                      general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                      The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2003 and December 31, 2002 was approximately $277,000 for both periods, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2003 and December 31, 2002 was approximately $2,156,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2003 and December 31, 2002 was approximately $107,000 and $129,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $1,030,000 and $1,197,000, respectively.

                      The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2003:

                                                                      Amount
                      -----------------------------------------     ----------
                        Nine Months ended December 31, 2003         $  210,000
                        Year Ended December 31, 2004                   102,000
                        Year Ended December 31, 2005                    14,000
                                                                    ----------
                                                                    $  326,000
                      ========================================================

4. Notes Payable      Notes payable consisted of the following:

                                                        March 31,   December 31,
                                                          2003          2002
                     -----------------------------------------------------------

                      Installment note payable to
                      a bank; interest at 8.10%;
                      due in monthly installments
                      of $3,465 including interest
                      through June 2003.              $    10,194   $    26,968

                      Installment notes payable to
                      banks; interest ranging from
                      6.75% to 8.00%, due in
                      monthly installments ranging
                      from $382 to $3,831,
                      including interest, with
                      final payments due from
                      January through November
                      2004.                               110,185       133,292

                      Installment notes payable to
                      banks; interest ranging from
                      6.25% to 6.75%, due in
                      monthly installments ranging
                      from $123 to $1,735,
                      including interest, with
                      final payments due from
                      February through April 2005.          83,670       93,507
                                                      ------------  -----------

                                                      $    204,049  $   253,767
                                                      ============  ===========

                      These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2003 are as follows:

                                                                      Amount
                      -----------------------------------------     ----------
                        Nine Months ended December 31, 2003         $  112,612
                        Year Ended December 31, 2004                    81,135
                        Year Ended December 31, 2005                    10,302
                                                                    ----------
                                                                    $  204,049
                                                                    ==========

5.  Supplemental      Other noncash activities included in the determination of
    Cash Flow         net loss are as follows:
    Information


Three months ended March 31,                             2003           2002
--------------------------------------------------------------------------------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to
  bank                                                 $49,718      $147,113


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

REVENUE RECOGNITION

Through March 31, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer's credit history extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the three months ended March 31, 2003 and 2002 were cash from operations of $128,000 for 2003, and the net proceeds received from sale of equipment of approximately $2,000 and $188,000, respectively. The primary use of cash for the three months ended March 31, 2003 and 2002 was for payments of preferred distributions to partners of approximately $79,000 for both quarters, and for operations of approximately $78,000 for the three months ended March 31, 2002.

For the period ending March 31, 2003, the Partnership generated cash flow from operating activities of $128,000, which includes net loss of $69,000 reduced by depreciation and amortization expenses of $135,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $50,000.

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

The Partnership sold computer equipment for the period ending March 31, 2003 with a net book value of approximately $5,000 for a net loss on sale of equipment of approximately $3,000. For the period ended March 31, 2002, the Partnership sold computer equipment with a net book value of approximately $183,000 for a gain on sale of equipment of approximately $5,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $210,000 for the balance of the year ending December 31, 2003 and $116,000 thereafter. At March 31, 2003, the outstanding debt was $204,000, with interest rates ranging from 6.25% to 8.10%, and will be payable through April 2005.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2003 and December 31, 2002 was approximately $277,000 for both periods, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2003 and December 31, 2002 was approximately $2,156,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2003 and December 31, 2002 was approximately $107,000 and $129,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $1,030,000 and $1,197,000, respectively.

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

For the quarter ended March 31, 2003, the Partnership recognized income of $140,000 and expenses of $209,000, resulting in a net loss of $69,000. For the quarter ended March 31, 2002, the Partnership recognized income of $280,000 and expenses of $304,000, resulting in a net loss of $24,000.

Lease income decreased by 49% to $140,000 for the quarter ended March 31, 2003, from $275,000 for the quarter ended March 31, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended March 31, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses decreased 3% to approximately $60,000 for the quarter ended March 31, 2003, from $62,000 for the quarter ended March 31, 2002, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $7,000, an increase in communications of approximately $2,000, a decrease in conventions of approximately $5,000 and a decrease in miscellaneous office expenses of approximately $7,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 50% to approximately $7,000 for the quarter ended March 31, 2003, from $14,000 for the quarter ended March 31, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 37% to approximately $135,000 for the quarter ended March 31, 2003, from $214,000 for the quarter ended March 31, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership recorded bad debt expenses of approximately $8,000 related to disputed accounts receivables balances for the quarter ended March 31, 2002. The Partnership did not record any bad debt expenses for the quarter ended March 31, 2003.

The Partnership sold computer equipment with a net book value of $5,000 for the quarter ended March 31, 2003, for a net loss of $3,000. The Partnership sold computer equipment with a net book value of $183,000 for the quarter ended March 31, 2002, for a net gain of $5,000.

Interest expense decreased 33% to $4,000 for the quarter ended March 31, 2003 from $6,000 for the quarter ended March 31, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.

                        RECENT ACCOUNTING PRONOUNCEMENTS

Interpretation No. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. The Partnership does not expect Interpretation No. 46 to have an effect on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

Item 4. Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2003.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

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

                          Inapplicable

         Item 5.          Other Information.

                          Inapplicable

         Item 6.          Exhibits and Reports on Form 8-K.

                          a) Exhibits:
                          99.1 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          99.2 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                          b) Report on Form 8-K: None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND III
                                       BY: COMMONWEALTH INCOME &
                                           GROWTH FUND, INC. General Partner


May 15, 2003                        By: George S. Springsteen
------------                            --------------------------------
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

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

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

George S. Springsteen
----------------------------
George S. Springsteen
Chief Executive Officer
May 15, 2003

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

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and the procedures based on our evaluation as of the Evaluation Date;

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

Kimberly A. Springsteen
---------------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2003