Form 10-Q
period 2003-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2003-08-12
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


                           YES  [X]             NO   [ ]

                          Commonwealth Income & Growth Fund III
                                     Balance Sheets

                                                           June 30,         December 31,
                                                             2003              2002
                                                         ------------------------------
                                                         (unaudited)
Assets

Cash and cash equivalents                                $    12,196        $       497
Lease income receivable, net of allowance
   for doubtful accounts reserve of $28,100
   as of June 30, 2003 and December 31, 2002                  17,682             14,161
                                                         -----------        -----------
                                                              29,878             14,658
                                                         -----------        -----------



Computer equipment, at cost                                2,610,102          2,840,949
Accumulated depreciation                                  (2,131,016)        (2,108,544)
                                                         -----------        -----------
                                                             479,086            732,405
                                                         -----------        -----------

Equipment acquisition costs and deferred expenses, net        11,686             19,170
                                                         -----------        -----------
Total assets                                             $   520,650        $   766,233
                                                         ===========        ===========


Liabilities and Partners' Capital

Liabilities
Accounts payable                                         $    36,860        $    31,149
Accounts payable - Other Affiliated Limited Partnerships      17,440              2,173
Accounts payable - General Partner                           113,742             59,116
Accounts payable - Commonwealth Capital Corp.                128,849             54,451
Unearned lease income                                          3,111             37,262
Notes payable                                                160,321            253,767
                                                         -----------        -----------
Total liabilities                                            460,323            437,918
                                                         -----------        -----------
Partners' Capital

General partner                                                1,000              1,000
Limited partners                                              59,327            327,315
                                                         -----------        -----------
Total partners' capital                                       60,327            328,315
                                                         -----------        -----------
Total liabilities and partners' capital                  $   520,650        $   766,233
                                                         ===========        ===========


                     see accompanying notes to financial statements

                                       Commonwealth Income & Growth Fund III
                                              Statements of Operations

                                                           Three Months Ended              Six Months Ended
                                                                 June 30                         June 30
                                                           2003           2002             2003            2002
                                                         ------------------------       --------------------------
                                                               (unaudited)                     (unaudited)
Income
Lease                                                    $107,468        $182,343       $ 246,975        $ 456,843
Interest and other                                             25             116              35              250
Gain on sale of computer equipment                          6,299           4,123           3,317            9,117
                                                         --------        --------       ---------        ---------

Total income                                              113,792         186,582         250,327          466,210
                                                         --------        --------       ---------        ---------

Expenses
Operating, excluding depreciation                          53,676          64,933         113,519          126,929
Equipment management fee - General Partner                  5,374           9,117          12,349           22,842
Interest                                                    3,362           5,287           7,514           10,848
Depreciation                                               87,875         170,110         218,699          373,804
Amortization of equipment
  acquisition costs and deferred expenses                   3,586           5,865           7,484           16,610
Uncollectible accounts receivable                               -          15,976               -           23,976
                                                         --------        --------       ---------        ---------
Total expenses                                            153,873         271,288         359,565          575,009
                                                         --------        --------       ---------        ---------
Net (loss)                                               $(40,081)       $(84,706)      $(109,238)       $(108,799)
                                                         ========        ========       =========        =========

Net (loss) per equivalent limited
  partnership unit                                       $  (0.27)       $  (0.56)      $   (0.72)       $   (0.72)
                                                         ========        ========       =========        =========
Weighted Average number of equivalent limited
  partnership units outstanding during the period         151,178         151,178         151,178          151,178
                                                         ========        ========       =========        =========



                 see accompanying notes to financial statements

                                            Commonwealth Income & Growth Fund III
                                               Statements of Partners' Capital

                                                                    For the Six Months ended June 30, 2003
                                                                             (unaudited)

                                              General        Limited
                                              Partner        Partner           General           Limited
                                               Units          Units            Partner           Partner           Total
                                            -------------------------------------------------------------------------------
Partners' capital - December 31, 2002            50          151,178           $ 1,000          $ 327,315         $ 328,315
  Net income (loss)                                                              1,567           (110,805)         (109,238)
  Distributions                                                                 (1,567)          (157,183)         (158,750)
                                            -------          -------            ------          ---------         ---------
Partners' capital - June 30, 2003                50          151,178           $ 1,000          $  59,327         $  60,327
                                            =======          =======           =======          =========         =========






                 see accompanying notes to financial statements

                                 Commonwealth Income & Growth Fund III
                                        Statements of Cash Flow
                            For the Six Months Ended June 30, 2003 and 2002

                                                                      2003           2002
                                                                    ---------      ---------
Operating activities                                               (unaudited)
Net (loss)                                                          $(109,238)     $(108,799)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
       Depreciation and amortization                                  226,183        390,414
       Allowance for bad debt                                               -         23,976
       (Gain) on sale of computer equipment                            (3,317)        (9,117)
       Other noncash activities included in
          determination of net (loss)                                 (93,446)      (198,211)
       Changes in assets and liabilities
         (Increase) in assets
              Lease income receivable                                  (3,521)       (38,025)
              Other receivables - Other LP's                                -         (6,960)
              Prepaid Items                                                 -         (3,000)
         Increase (decrease) in liabilities
              Accounts payable                                          5,711          1,409
              Accounts payable, Common Capital Corp.                   74,398        (22,191)
              Accounts payable, affiliated limited partnerships        15,267              -
              Accounts payable, General Partner                        54,626       (107,902)
              Unearned lease income                                   (34,151)        84,258
                                                                    ---------      ---------

Net cash provided by operating activities                             132,512          5,852
                                                                    ---------      ---------

Investing activities:


Capital Expenditures                                                        -        (64,989)
Net proceeds from the sale of computer equipment                       37,937        192,400
Equipment acquisition fees paid to General Partner                          -        (11,416)
                                                                    ---------      ---------
Net cash provided by investing activities                              37,937        115,995
                                                                    ---------      ---------
Financing activities:
Distributions to partners                                            (158,750)       (88,865)
Debt Placement fee paid to the General Partner                              -         (2,204)
                                                                    ---------      ---------

Net cash (used in) financing activities                              (158,750)       (91,069)
                                                                    ---------      ---------

Net increase in cash and equivalents                                   11,699         30,778
Cash and cash equivalents, beginning of period                            497          5,105
                                                                    ---------      ---------
Cash and cash equivalents, end of period                            $  12,196      $  35,883
                                                                    =========      =========


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

2.      Summary of                 Basis of Presentation
        Significant
        Accounting                 The financial information presented as of any
        Policies                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the
                                   Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of financial results that may be expected for the full year ended
                                   December 31, 2003.

                                   Revenue Recognition

                                   Through June 30, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                                   Long-Lived Assets

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2003, there is no impairment.

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

                                   The Partnership's share of the computer
                                   equipment in which they participate with other partnerships at June 30, 2003 and December 31, 2002 was approximately $277,000 for both periods, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2003 and December 31, 2002 was approximately $2,156,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2003 and December 31, 2002 was approximately $84,000 and $129,000, respectively, which is included in the
                                   Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $859,000 and $1,197,000, respectively.

                                   The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2003:

                                                                                                     Amount
                                  -------------------------------------------------------------     --------
                                      Six Months ended December 31, 2003                            $134,000
                                      Year Ended December 31, 2004                                   109,000
                                      Year Ended December 31, 2005                                    14,000
                                                                                                    --------
                                                                                                    $257,000
                                  --------------------------------------------------------------------------

4.      Notes Payable          Notes payable consisted of the following:

                                                                                    June 30,      December 31,
                                                                                      2003           2002
                               -------------------------------------------------------------------------------
                               Installment notes were payable to banks; interest
                               ranging from 7.35% to 8.10%; due in monthly
                               installments ranging from $1,162 to $3,465
                               including interest through June 2003.                $      -          $ 26,968

                               Installment notes payable to banks; interest
                               ranging from 6.75% to 8.00%, due in monthly
                               installments ranging from $382 to $3,831,
                               including interest, with final payments due from
                               January through November 2004.                         86,643           133,292

                               Installment notes payable to banks; interest
                               ranging from 6.25% to 6.75%, due in monthly
                               installments ranging from $123 to $1,735,
                               including interest, with final payments due from
                               February through April 2005.                           73,678            93,507
                                                                                    --------          --------
                                                                                    $160,321          $253,767
                                                                                    ========          ========

                                    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2003 are as follows:

                                                                                                       Amount
                                   ---------------------------------------------------------------------------
                                       Six months ended December 31, 2003                             $ 68,884
                                       Year ended December 31, 2004                                     81,135
                                       Year ended December 31, 2005                                     10,302
                                                                                                      --------
                                                                                                      $160,321
                                                                                                      ========

5.      Supplemental               Other noncash activities included in the
        Cash Flow                  determination of net loss are as follows:
        Information

Six months ended June 30,                                  2003       2002
----------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of
     direct payment of principal by lessee to
     bank                                                 $93,446   $198,211


                No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


                            Noncash investing and financing activities include the following:

Six months ended June 30,                                  2003       2002
----------------------------------------------------------------------------

Debt assumed in connection with purchase
     of computer equipment                                $     -   $220,413
----------------------------------------------------------------------------


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

REVENUE RECOGNITION

Through June 30, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

Liquidity and Capital Resources

The Partnership's primary sources of capital for the six months ended June 30, 2003 and 2002 were cash from operations of $133,000 and $6,000, respectively. Net proceeds received from sales of equipment were approximately $38,000 and $193,000, respectively. The primary uses of cash for the six months ended June 30, 2003 and 2002 was for payments of preferred distributions to partners of approximately $159,000 and $89,000, respectively, and for the purchase of new computer equipment of approximately $65,000 for the period ending June 30, 2002. There was no new equipment purchased in 2003.

For the period ending June 30, 2003, the Partnership generated cash flow from operating activities of $133,000, which includes net loss of $109,000 and depreciation and amortization expenses of $226,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $93,000.

For the six month period ended June 30, 2002, the Partnership generated cash flows from operating activities of $6,000, which includes a net loss of $109,000, a gain on sale of equipment totaling $9,000, and depreciation and amortization expenses of $390,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $198,000.

The Partnership sold computer equipment for the six months ending June 30, 2003 with a net book value of approximately $35,000 for a net gain on sale of equipment of approximately $3,000. For the period ended June 30, 2002, the Partnership sold computer equipment with a net book value of approximately $183,000 for a gain on sale of equipment of approximately $9,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $134,000 for the balance of the year ending December 31, 2003 and $123,000 thereafter. At June 30, 2003, the outstanding debt was $160,000, with interest rates ranging from 6.25% to 8.00%, and will be payable through April 2005.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2003 and December 31, 2002 was approximately $277,000 for both periods, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2003 and December 31, 2002 was approximately $2,156,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2003 and December 31, 2002 was approximately $84,000 and $129,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at June 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $859,000 and $1,197,000, respectively.

Results of Operations

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002
-----------------------------------------------------------------------------

For the quarter ended June 30, 2003, the Partnership recognized income of $114,000 and expenses of $154,000, resulting in a net loss of $40,000. For the quarter ended June 30, 2002, the Partnership recognized income of $186,000 and expenses of $271,000, resulting in a net loss of $85,000.

Lease income decreased by 41% to $107,000 for the quarter ended June 30, 2003, from $182,000 for the quarter ended June 30, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses decreased 17% to approximately $54,000 for the quarter ended June 30, 2003, from $65,000 for the quarter ended June 30, 2002, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $1,000, a decrease in accounting fees of approximately $6,000, a decrease in insurance of approximately $4,000 and a decrease in miscellaneous outside office services of approximately $2,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 41% to approximately $5,000 for the quarter ended June 30, 2003, from $9,000 for the quarter ended June 30, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 48% to approximately $91,000 for the quarter ended June 30, 2003, from $176,000 for the quarter ended June 30, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership did not record bad debt expenses for the quarter ended June 30, 2003. The Partnership recorded bad debt expenses of approximately $16,000 related to disputed accounts receivables balances for the quarter ended June 30, 2002.

The Partnership sold computer equipment with a net book value of $30,000 for the quarter ended June 30, 2003, for a net gain of $6,000. The Partnership sold computer equipment with no net book value for the quarter ended June 30, 2002, for a net gain of $4,000.

Interest expense decreased 36% to $3,000 for the quarter ended June 30, 2003 from $5,000 for the quarter ended June 30, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

For the six months ended June 30, 2003, the Partnership recognized income of $250,000 and expenses of $359,000, resulting in a net loss of $109,000. For the six months ended June 30, 2002, the Partnership recognized income of $466,000 and expenses of $575,000, resulting in a net loss of $109,000.

Lease income decreased by 46% to $247,000 for the six months ended June 30, 2003, from $457,000 for the six months ended June 30, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the six months ended June 30, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The expenses decreased 11% to approximately $114,000 for the six months ended June 30, 2003, from $127,000 for the six months ended June 30, 2002, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $8,000, an increase in licenses and filing fees of approximately $4,000, a decrease in conventions of approximately $4,000 and a decrease in accounting fees of approximately $20,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 46% to approximately $12,000 for the six months ended June 30, 2003, from $22,000 for the six months ended June 30, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 42% to approximately $226,000 for the six months ended June 30, 2003, from $390,000 for the six months ended June 30, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership did not record bad debt expenses for the quarter ended June 30, 2003. The Partnership recorded bad debt expenses of approximately $24,000 related to disputed accounts receivables balances for the quarter ended June 30, 2002.

The Partnership sold computer equipment with a net book value of $35,000 for the six months ended June 30, 2003, for a net gain of $3,000. The Partnership sold computer equipment with a net book value of $183,000 for the six months ended June 30, 2002, for a net gain of $9,000.

Interest expense decreased 31% to $8,000 for the six months ended June 30, 2003 from $11,000 for the six months ended June 30, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.


                        RECENT ACCOUNTING PRONOUNCEMENTS

                                    SFAS 150

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS is applicable immediately for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership believes that the adoption of SFAS 150 will not have an impact on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

Item 4. Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2003.

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

         Item 5.          Other Information.

                          Inapplicable

         Item 6.          Exhibits and Reports on Form 8-K.

                          a) Exhibits:

                             31.1 THE RULE 15d-14(a)

                             31.2  THE RULE 15d-14(a)

                             32.1 SECTION 1350 CERTIFICATION OF CEO

                             32.2 SECTION 1350 CERTIFICATION OF CFO

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND III
                                              BY: COMMONWEALTH INCOME &
                                                  GROWTH FUND, INC.
                                                  General Partner


August 12, 2003                     By: /s/ George S. Springsteen
---------------                         --------------------------------
Date                                    George S. Springsteen
                                        President