Form 10-Q
period 2003-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2003-11-10
CIK 1038878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   33-69996

COMMONWEALTH INCOME & GROWTH FUND III
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2895714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

470 John Young Way Suite 300
Exton, PA 19341
(Address, including zip code, of principal executive offices)

(610) 594-9600
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (III) has been subject to such filing requirements for the past 90 days:

YES      NO

Commonwealth Income & Growth Fund III
Balance Sheets

	September 30, 2003	December 31, 2002

	(unaudited)
Assets
Cash and cash equivalents	$1,175	$497
Lease income receivable, net of allowance for doubtful accounts reserve of $28,100 as of September 30, 2003 and December 31, 2002	17,866	14,161
Prepaid expenses	1,500	—

	20,541	14,658

Computer equipment, at cost	1,960,853	2,840,949
Accumulated depreciation	(1,566,954)	(2,108,544)

	393,899	732,405

Equipment acquisition costs and deferred expenses, net	9,241	19,170

Total assets	$423,681	$766,233

Liabilities and Partners’ Capital
Liabilities
Accounts payable	$28,998	$31,149
Accounts payable - affiliated limited partnerships	24,707	2,173
Accounts payable - General Partner	126,879	59,116
Accounts payable - Commonwealth Capital Corp.	112,483	54,451
Unearned lease income	2,528	37,262
Notes payable	126,185	253,767

Total liabilities	421,780	437,918

Partners’ Capital
General partner	1,000	1,000
Limited partners	901	327,315

Total partners’ capital	1,901	328,315

Total liabilities and partners’ capital	$423,681	$766,233

see accompanying notes to financial statements

Commonwealth Income & Growth Fund III
Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Income
Lease	$77,429	$178,603	$324,404	$635,446
Interest and other	32	67	67	317
Gain (loss) on sale of computer equipment	13,861	(4,505)	17,177	4,612

Total income	91,322	174,165	341,648	640,375

Expenses
Operating, excluding depreciation	30,516	77,275	144,035	204,204
Equipment management fee - General Partner	3,871	8,931	16,220	31,773
Interest	2,559	6,231	10,073	17,079
Depreciation	76,011	163,398	294,710	537,202
Amortization of equipment acquisition costs and deferred expenses	2,445	5,714	9,929	22,324
Uncollectible accounts receivable	—	6,035	—	30,011

Total expenses	115,402	267,584	474,967	842,593

Net (loss)	$(24,080)	$(93,419)	$(133,319)	$(202,218)

Net (loss) per equivalent limited partnership unit	$(0.16)	$(0.62)	$(0.88)	$(1.34)

Weighted average number of equivalent limited partnership units outstanding during the period	151,178	151,178	151,178	151,178

see accompanying notes to financial statements

Commonwealth Income & Growth Fund III
Statements of Partners’ Capital

	For the Nine Months ended September 30, 2003
	(unaudited)
	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners’ capital - December 31, 2002	50	151,178	$1,000	$327,315	$328,315
Net income (loss)			2,349	(135,668)	(133,319)
Forgiveness of payables recorded as capital contributions			45,028	—	45,028
Transfer of partners’ capital			(45,028)	45,028	—
Distributions			(2,349)	(235,774)	(238,123)

Partners’ capital - September 30, 2003	50	151,178	$1,000	$901	$1,901

see accompanying notes to financial statements

Commonwealth Income & Growth Fund III
Statements of Cash Flow
For the Nine Months Ended September 30, 2003 and 2002

	2003	2002

	(unaudited)
Operating activities
Net (loss)	$(133,319)	$(202,218)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	304,639	559,526
(Gain) on sale of computer equipment	(17,177)	(4,612)
Other noncash activities included in determination of net (loss)	(127,582)	(255,347)
Changes in assets and liabilities
(Increase) decrease in assets
Lease income receivable	(3,705)	17,809
Prepaid expenses	(1,500)	(3,000)
Increase (decrease) in liabilities
Accounts payable	(2,151)	3,261
Accounts payable, General Partner	76,268	(67,701)
Accounts payable, Common Capital Corp.	94,555	(706)
Accounts payable, affiliated limited partnerships	22,534	(1,440)
Unearned lease income	(34,734)	58,572

Net cash provided by operating activities	177,828	104,144

Investing activities:
Capital expenditures	—	(64,989)
Net proceeds from the sale of computer equipment	60,973	208,752
Equipment acquisition fees paid to General Partner	—	(11,416)

Net cash provided by investing activities	60,973	132,347

Financing activities:
Distributions to partners	(238,123)	(238,124)
Debt Placement fee paid to the General Partner	—	(2,204)

Net cash (used in) financing activities	(238,123)	(240,328)

Net increase (decrease) in cash and cash equivalents	678	(3,837)
Cash and cash equivalents, beginning of period	497	5,105

Cash and cash equivalents, end of period	$1,175	$1,268

see accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

1.	Business
Commonwealth Income & Growth Fund III (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania.  The Partnership offered for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the “Offering”).  The Offering was terminated at the close of business on July 31, 2000 by the General Partner.  The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2009.

2.	Summary of Significant Accounting Policies
Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.  Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2002.  Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2003.

Revenue Recognition

Through September 30, 2003, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  As of September 30, 2003, there is no impairment.

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

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication.  Selling commissions were 7% of the partners’ contributed capital and dealer manager fees were 2% of partners’ contributed capital.  These costs were deducted from partnership capital in the accompanying financial statements.

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

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2003 and December 31, 2002 was approximately $277,000 for both periods, which is included in the Partnership’s fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2003 and December 31, 2002 was approximately $2,156,000 for both periods.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2003 and December 31, 2002 was approximately $61,000 and $129,000, respectively, which is included in the Partnership’s liabilities on the balance sheet, and the total outstanding debt at September 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $686,000 and $1,197,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2003:

Amount

Three Months ended December 31, 2003	$62,000
Year Ended December 31, 2004	109,000
Year Ended December 31, 2005	14,000

$185,000

4.	Related Party Transactions
Forgiveness of Related Party Payables

During the three months ended September 30, 2003, the General Partner and one of its affiliates, CCC, forgave payables owed to them by the Partnership in the amount of approximately $45,000.  Such amount has been recorded as a contribution to capital.  The General Partner has forgiven sales fees of approximately $8,500.  Also, CCC has forgiven direct reimbursements approximately $36,500.

5.	Notes Payable	Notes payable consisted of the following:

	September 30, 2003	December 31, 2002

Installment notes were payable to banks; interest ranging from 7.35% to 8.10%; due in monthly installments ranging from $1,162 to $3,465 including interest through June 2003.	$—	$26,968
Installment notes payable to banks; interest ranging from 6.75% to 8.00%, due in monthly installments ranging from $382 to $3,831, including interest, with final payments due from January through November 2004.	62,658	133,292
Installment notes payable to banks; interest ranging from 6.25% to 6.75%, due in monthly installments ranging from $123 to $1,735, including interest, with final payments due from February through April 2005.	63,527	93,507

	$126,185	$253,767

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2003 are as follows:

Amount

Three months ended December 31, 2003	$34,748
Year ended December 31, 2004	81,135
Year ended December 31, 2005	10,302

$126,185

6.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2003	2002

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$127,582	$255,347

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash operating, investing and financing activities include the following:

Nine months ended September 30,	2003	2002

Forgiveness of related party payables recorded as a capital contribution	$45,028	$—

Debt assumed in connection with purchase of computer equipment	$—	$220,413

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

REVENUE RECOGNITION

Through September 30, 2003, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

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

Liquidity and Capital Resources

The Partnership’s primary sources of capital for the nine months ended September 30, 2003 and 2002 were cash from operations of $178,000 and $104,000, respectively, and net proceeds received from sales of equipment of approximately $61,000 and $209,000, respectively.  The primary uses of cash for the nine months ended September 30, 2003 and 2002 was for payments of preferred distributions to partners of approximately $238,000 for both periods, and for the purchase of new computer equipment of approximately $65,000 for the period ending September 30, 2002.  There was no new equipment purchased in 2003.

During the three months ended September 30, 2003, the General Partner and one of its affiliates, CCC, forgave payables owed to them by the Partnership in the amount of approximately $45,000.  Such amount has been recorded as a contribution to capital.

For the period ending September 30, 2003, the Partnership generated cash flow from operating activities of $178,000, which includes net loss of $133,000, a gain on sale of equipment totaling $17,000 and depreciation and amortization expenses of $305,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $128,000.

For the nine month period ended September 30, 2002, the Partnership generated cash flows from operating activities of $104,000, which includes a net loss of $202,000, a gain on sale of equipment totaling $5,000, and depreciation and amortization expenses of $560,000. Other noncash activities included in the determination of net loss include direct payments of lease income by lessees to banks of $255,000.

The Partnership sold computer equipment for the nine months ending September 30, 2003 with a net book value of approximately $44,000 for a net gain on sale of equipment of approximately $17,000.  For the period ended September 30, 2002, the Partnership sold computer equipment with a net book value of approximately $204,000 for a gain on sale of equipment of approximately $5,000.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership’s operating expenses.  As of September 30, 2003, the Partnership had future minimum rentals on non-cancelable operating leases of $62,000 for the balance of the year ending December 31, 2003 and $123,000 thereafter.  At September 30, 2003, the outstanding debt was $126,000, with interest rates ranging from 6.25% to 8.00%, and will be payable through April 2005.

The Partnership’s cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period.  If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits.  The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2003 and December 31, 2002 was approximately $277,000 for both periods, which is included in the Partnership’s fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2003 and December 31, 2002 was approximately $2,156,000 for both periods.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2003 and December 31, 2002 was approximately

$61,000 and $129,000, respectively, which is included in the Partnership’s liabilities on the balance sheet, and the total outstanding debt at September 30, 2003 and December 31, 2002 related to the equipment shared by the Partnership was approximately $686,000 and $1,197,000, respectively.

Results of Operations

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

For the quarter ended September 30, 2003, the Partnership recognized income of $91,000 and expenses of $115,000, resulting in a net loss of $24,000.   For the quarter ended September 30, 2002, the Partnership recognized income of $174,000 and expenses of $267,000, resulting in a net loss of $93,000.

Lease income decreased by 57% to $77,000 for the quarter ended September 30, 2003, from $179,000 for the quarter ended September 30, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended September 30, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The expenses decreased 61% to approximately $31,000 for the quarter ended September 30, 2003, from $77,000 for the quarter ended September 30, 2002, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $22,000, a decrease in accounting fees of approximately $2,000, a decrease in conventions of approximately $2,000, a decrease in due diligence of approximately $3,000, a decrease in insurance of approximately $3,000 and a decrease in miscellaneous office services of approximately $14,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 57% to approximately $4,000 for the quarter ended September 30, 2003, from $9,000 for the quarter ended September 30, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 54% to approximately $78,000 for the quarter ended September 30, 2003, from $169,000 for the quarter ended September 30, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership did not record bad debt expenses for the quarter ended September 30, 2003.  The Partnership recorded bad debt expenses of approximately $6,000 related to disputed accounts receivables balances for the quarter ended September 30, 2002.

The Partnership sold computer equipment with a net book value of $9,000 for the quarter ended September 30, 2003, for a net gain of $14,000.  The Partnership sold computer equipment with a net book value of approximately $21,000 for the quarter ended September 30, 2002, for a net loss of $5,000.

Interest expense decreased 59% to $3,000 for the quarter ended September 30, 2003 from $6,000 for the quarter ended September 30, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

For the nine months ended September 30, 2003, the Partnership recognized income of $342,000 and expenses of $475,000, resulting in a net loss of $133,000.   For the nine months ended September 30, 2002, the Partnership recognized income of $640,000 and expenses of $842,000, resulting in a net loss of $202,000.

Lease income decreased by 49% to $324,000 for the nine months ended September 30, 2003, from $635,000 for the nine months ended September 30, 2002, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the nine months ended September 30, 2002.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The expenses decreased 29% to approximately $144,000 for the nine months ended September 30, 2003, from $204,000 for the nine months ended September 30, 2002, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $14,000, a decrease of miscellaneous office expenses of approximately $10,000, a decrease in remarketing fees of approximately $2,000, a decrease in conventions of approximately $6,000, a decrease in due diligence of approximately $5,000 and a decrease in accounting fees of approximately $23,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 49% to approximately $16,000 for the nine months ended September 30, 2003, from $32,000 for the nine months ended September 30, 2002, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 46% to approximately $305,000 for the nine months ended September 30, 2003, from $560,000 for the nine months ended September 30, 2002 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The partnership did not record bad debt expense for the quarter ended September 30, 2003.  The Partnership recorded bad debt expenses of approximately $30,000 related to disputed accounts receivables balances for the quarter ended September 30, 2002.

The Partnership sold computer equipment with a net book value of $44,000 for the nine months ended September 30, 2003, for a net gain of $17,000.  The Partnership sold computer equipment with a net book value of $204,000 for the nine months ended September 30, 2002, for a net gain of $5,000.

Interest expense decreased 41% to $10,000 for the nine months ended September 30, 2003 from $17,000 for the nine months ended September 30, 2002, primarily due to the decrease in debt relating to the purchase of computer equipment.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

Item 4.    Controls and Procedures

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership’s disclosure controls and procedures as of September 30, 2003.

The Company’s disclosure controls and procedures include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”) is accumulated and communicated to the Partnership’s management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the Partnership’s Chief Executive Officer and the a Financial Officer have concluded that the Partnership’s disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

COMMONWEALTH INCOME & GROWTH FUND III
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

November 10, 2003	By: /s/ GEORGE S. SPRINGSTEEN
Date	George S. Springsteen
President