Form 10-K
period 2003-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2004-03-30
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
YES [X] NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)

         Certain exhibits to the Company's Registration Statement on Form S-1 (File No. 33-69996).

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

     As of December 31 2003, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

     The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2003, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2003, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 17 different companies located throughout the United States. The allocations are as follows:

         --------------------------------------------------------------------
                          Equipment Type                     Approximate %
         --------------------------------------------------------------------
                           Workstations                           64%
         --------------------------------------------------------------------
                             Routers                              20%
         --------------------------------------------------------------------
                        High-End Printers                          9%
         --------------------------------------------------------------------
                    Communication Controllers                      4%
         --------------------------------------------------------------------
                          Scope Monitors                           2%
         --------------------------------------------------------------------
                         Low-End Printers                          1%
         --------------------------------------------------------------------
                              Total                              100%
         --------------------------------------------------------------------


 During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

     The Partnership intends to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31 2003, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

     The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2003, all leases that have been entered into are "triple net leases".

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

     The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2003, the Partnership has not entered into any such agreements.

     Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.

BORROWING POLICIES

     The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned by the Partnership, or subject to Conditional Sales Contract (except that the partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment. The Partnership will incur only non-recourse debt that is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2003, the aggregate non-recourse debt outstanding of $91,000 was approximately 4.7% of the aggregate cost of Equipment owned.

     The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2003, the Partnership has not exercised this option.

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

     Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash that might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2003, no such agreements existed.

     The General Partner and any of its Affiliates may, but are not required to, make loans to the Partnership on a short-term basis. If the General Partner or any of its Affiliates makes such a short-term loan to the Partnership, the General Partner of Affiliate may not charge interest at a rate greater that the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality. In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the "prime rate" from time to time announced by PNC Bank, Philadelphia, Pennsylvania ("PNC Bank"). All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

     Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2003, the Partnership has not refinanced any of its debt.

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

     The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Systems and Cisco. Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans would occur at any time. Significant action in any of these areas by these firms might materially adversely affect the partnerships' business or the other manufacturer's with whom the General Partner might negotiate purchase and other agreements. Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

Investments

The Partnership, through CCC, participates in the purchase of equipment subject to associated debt obligations and lease agreements. The purchase price, list price and monthly rentals presented below are the Partnership's participation of the total amounts, based on CCC's allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

Through March 11, 2004, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

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

EMPLOYEES

     The Partnership has no employees and receives administrative and other services from a related party, CCC, which has 28 employees as of December 31, 2003.

ITEM 2:  PROPERTIES

              NOT APPLICABLE

ITEM 3:  LEGAL PROCEEDINGS

              NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NOT APPLICABLE

PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no public market for the Units nor is it anticipated that one will develop. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units. As of December 31, 2003, there were 164 holders of Units.

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

REDEMPTION PROVISION

     Upon the conclusion of the 30-month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other requests will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

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

     Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2003, 2002 and 2001.

Quarter Ended                     2003               2002                2001
------------------------------------------------------------------------------

March 31                     $  78,591          $  78,591           $  78,591

June 30                         78,592             78,591              78,591

September 30                    78,591             78,591              78,591

December 31                     78,594             78,591              78,591
                             ---------          ---------           ---------

                             $ 314,368          $ 314,364           $ 314,364
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

ITEM 6:  SELECTED FINANCIAL DATA

     The following table sets forth, in summary form, selected financial data for the Partnership as of and for each of the five years in the period ended December 31, 2003. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                                                       Year Ended December 31
                                                       ----------------------
------------------------------------------------------------------------------------------------------------------------------------

Statements of Operations
Data:                                    2003                 2002                  2001                  2000               1999
---------------------------- -------------------- -------------------- ---------------------- ------------------- ------------------

       Lease Income                    $ 391,419            $ 784,368            $ 1,106,345         $ 1,250,857          $ 937,851
---------------------------- -------------------- -------------------- ---------------------- ------------------- ------------------

        Net (Loss)                      (156,223)            (291,844)              (270,627)           (179,877)          (308,734)
---------------------------- -------------------- -------------------- ---------------------- ------------------- ------------------

    Cash Distributions                   317,500              317,498                317,497             302,898            227,995
---------------------------- -------------------- -------------------- ---------------------- ------------------- ------------------

  Net (Loss) per Limited
       Partner Unit                        (1.03)               (1.93)                 (1.81)              (1.27)             (2.60)
---------------------------- -------------------- -------------------- ---------------------- ------------------- ------------------

   Cash Distribution per
   Limited Partner Unit                     2.10                 2.10                   2.10                2.08               1.90
------------------------------------------------------------------------------------------------------------------------------------

                                                          As of December 31,
                                                          -----------------
------------------------------------------------------------------------------------------------------------------------------------

           Other Data:                       2003                2002                   2001                2000               1999
---------------------------------- --------------- ------------------- ---------------------- ------------------- ------------------

 Net cash provided by operating
           activities                     255,697             183,015                396,196             332,526            209,246
---------------------------------- --------------- ------------------- ---------------------- ------------------- ------------------

 Net cash provided by (used in)
      investing activities                 61,863             132,079               (182,929)           (379,437)          (796,595)
---------------------------------- --------------- ------------------- ---------------------- ------------------- ------------------

 Net cash (used in) provided by
      financing activities               (317,500)           (319,702)              (318,892)             18,815            218,982
------------------------------------------------------------------------------------------------------------------------------------


                                                          As of December 31
                                                          -----------------
------------------------------------------------------------------------------------------------------------------------------------

                                             2003                2002                   2001                2000               1999
------------------------------ ------------------- ------------------- ---------------------- ------------------- ------------------

        Total Assets                    $ 336,461           $ 766,233            $ 1,427,609         $ 2,335,831         $2,745,817
------------------------------ ------------------- ------------------- ---------------------- ------------------- ------------------

        Notes Payable                      91,436             253,767                344,324             796,020            976,142
------------------------------ ------------------- ------------------- ---------------------- ------------------- ------------------

      Partners' Capital                     2,748             328,315                937,657           1,525,781          1,683,632
------------------------------------------------------------------------------------------------------------------------------------

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

REVENUE RECOGNITION

Through December 31, 2003, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2003, the Partnership generated cash flow from operating activities of $256,000, which includes net loss of $156,000 reduced by depreciation and amortization expenses of $380,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $162,000.

The Partnership sold computer equipment in 2003 with a net book value of $45,000 for a net gain on sale of equipment of $17,000.

The Partnership's primary sources of capital for the years ended December 31, 2003, 2002 and 2001 were cash from operations of $256,000, $183,000 and $396,000, respectively, and proceeds from the sale of computer equipment of $62,000, $208,000 and $1,000 in 2003, 2002 and 2001, respectively. The primary uses of cash for the years ended December 31, 2003, 2002 and 2001, were the payment of preferred distributions to partners totaling $317,000 for each of the periods, capital expenditures for new equipment totaling $65,000 and $171,000 for the years ended December 31, 2002 and 2001, respectively, the payment of acquisition fees of $11,000, $13,000 for the years ended December 31, 2002 and 2001, respectively. There were no capital expenditures or acquisition fees for the year ended December 31, 2003.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2003, the Partnership had future minimum rentals on noncancellable operating leases of $108,000 for the year ended 2004 and $14,000 thereafter. The Partnership incurred debt in 2002 and 2001 in the amount of $220,000 and $139,000, respectively. The Partnership did not incur any debt in 2003. At December 31, 2003, the outstanding debt was $91,000, with interest rates ranging from 6.25% to 8.00%, and will be payable through April 2005. The Partnership intends to continue purchasing additional computer equipment with existing cash, as well as when future cash becomes available. In addition, the Partnership may incur debt in purchasing computer equipment in the future.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2003 and 2002 was approximately $277,000 for both periods which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2003 and 2002 was approximately $2,157,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2003 and 2002 was approximately $37,000 and $129,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2003 and 2002 related to the equipment shared by the Partnership was approximately $509,000 and $1,197,000, respectively.

During the year ended December 31, 2003, the General Partner and one of its affiliates, CCC, forgave payables owed to them by the Partnership in the amount of approximately $148,000. Such amount has been recorded as a contribution to capital. The General Partner has forgiven sales fees of approximately $8,000. Also, CCC has forgiven direct reimbursements of approximately $140,000.

The General Partner and CCC have forgiven amounts payable by the partnership to them and have deferred payments on other amounts owing to allow for distributions to limited partners.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through March 31, 2005.

The Partnership intends to purchase additional equipment once funds become available through either future rentals from existing leases, extensions from those existing leases or through sale of equipment.

The General Partner intends to review and reassess the Partnership's business plan annually.

The General Partner intends to review and reassess its business plan annually.

RESULTS FROM OPERATIONS

For the years ended December 31, 2003, 2002 and 2001, the Partnership recognized income of $408,000, $789,000, and $1,110,000, and expenses of $564,000,
$1,081,000 and $1,381,000, resulting in net losses of $156,000, $292,000 and
$271,000, respectively.

Lease income decreased to $391,000 in 2003, down from $784,000 and $1,106,000 in 2002 and 2001, respectively, primarily due to the expiration of older leases and not entering into any new leases during 2003.

The Partnership sold computer equipment with a net book value of $45,000, $204,000 and $56,000 during the years ended December 31, 2003, 2002 and 2001, respectively, for a net gain of $17,000 and $4,000 for the year ended December 31, 2003 and 2002, respectively, and a net loss of $55,000 for the year ended December 31, 2001.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The decrease to $153,000 during the year ended December 31, 2003, down from $266,000 and $234,000 during the years ended December 31, 2002 and 2001, respectively, is attributable to a decrease in reimbursable expenses with the administration and operation of the Partnership charged by CCC of approximately $34,000, a decrease in accounting fees of approximately $26,000, a decrease in conventions of approximately $6,000, a decrease in due diligence of approximately $15,000 and a decrease in miscellaneous office expense of approximately $2,000.

The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $20,000 for the year ended December 31, 2003, down from $39,000 in 2002 and $55,000 in 2001, which is consistent with the decrease in revenue.

Interest expense decreased to $12,000 for 2003, down from $22,000 for 2002 and $45,000 for 2001, as a result of certain notes being fully paid during 2003.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees and debt placement fees. Depreciation and amortization during 2003 decreased to $380,000 from $724,000 and $992,000 in 2002 and 2001, respectively. This is attributable to the decrease in the computer equipment portfolio being leased.

NET LOSS

Net loss decreased to $156,000 for the year ended December 31, 2003 from $292,000 and $271,000 for the years ended December 31, 2002 and 2001, respectively. The changes in net loss were attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

         Contractual Cash Obligations

The following table presents our contractual cash obligations as of December 31, 2003:


                                                                                   Payments due by period

                                                  Total                      2004                           2005
                                 -------------------------------------------------------------------------------------

Installment notes payable due 2004:

     Principal                                         $38,222                  $38,222                         $----

     Interest                                              938                      938                          ----

Installment notes payable due 2005:

     Principal                                         $53,214                   42,913                        10,301

     Interest                                            2,242                    2,133                           109
                                 -------------------------------------------------------------------------------------

Total                                                  $94,616                  $84,206                       $10,410
                                 =====================================================================================

RECENT ACCOUNTING PRONOUNCEMENTS

                              Interpretation No. 45

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at any time a company issues a guarantee, the company must recognize the initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on our financial statements.

                              Interpretation No. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of Interpretation No. 46, the provisions of Interpretation No. 46 have been deferred to the first quarter of 2004. The adoption of Interpretation No. 46 did not have an impact on the financial position and results of operations.

                                    SFAS 150

         In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on its financial position and results of operations.

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

ITEM 8:  FINANCIAL STATEMENTS

         See financial statements commencing in Part IV Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 9A: CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income and Growth Fund I, Commonwealth Income and Growth Fund II and Commonwealth Income and Growth Fund IV. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
----                       -----

George S. Springsteen      Chairman of the Board of Directors and President of
                           the General Partner and CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and
                           Secretary of the General Partner and CCC

Henry J. Abbott            Senior Vice President, Director and Portfolio Manager
                           of the General Partner & CCC

Jay Dugan                  Senior Vice President & IT Manager of the General
                           Partner & CCC

Salvatore R. Barila        Vice President and Controller of the General Partner
                           and CCC

Michelle Onuffer           Assistant Vice President and Accounting Manager of
                           the General Partner and CCC

Dorothy A. Ferguson        Assistant Vice President & Compliance Manager of the
                           General Partner & CCC

Karen Tramontano           Assistant Vice President & Marketing Manager of the
                           General Partner & CCC

David Borham               Assistant Vice President & Investor Relations Manager
                           of the General Partner & CCC

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

         Kimberly A. Springsteen, age 44, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning.

         Henry J. Abbott, age 53, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

         Jay Dugan, age 55, is Senior Vice President and Information Technology Manager of the General Partner and CCC and has been employed by CCC since 2002. Mr. Dugan is responsible for computer network and information systems for the General Partner and its affiliates. Mr. Dugan was a registered securities representative from 1988 until 1998. During that period, Mr. Dugan founded First Securities USA, a NASD member firm, and operated that firm through 1998. From 1999 until joining CCC in 2002, Mr. Dugan was an independent due diligence consultant.

         Salvatore R. Barila, age 33, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2001. From 1992 to 2001, Mr. Barila was employed as Corporate Accounting Manager of RCG Information Technology, Inc., whereby he was responsible for the preparation of the monthly financial statements, budgeting and forecasting for multiple divisions and the consolidated entity. Mr. Barila received a B.B.A. degree in Accounting from Pace University in 1992. Mr. Barila is a member of the Equipment Leasing Association.

         Michelle Onuffer, age 32, is Assistant Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where she has been employed since 2004. Prior to CCC, she was employed by Dutch State Minds as an Accounting Manager, whereby she was responsible for month-end reporting, monthly financial statements, budgeting, and cash management. Ms. Onuffer was a registered securities representative from 1995 to 1999. She brings 4 years of securities experience and over 5 years of accounting experience. Ms. Onuffer has a B.B. in Financial Management from Goldey-Beacon College and an MBA in Accounting from the University of Phoenix.

         Dorothy A. Ferguson, age 61, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

         Karen Tramontano, age 51, Assistant Vice President & Marketing Manger, joined Commonwealth in 2000, brining with her over a decade of experience of international marketing and customer relations. Ms. Tramontano is responsible for the generation and distribution of all marketing materials for the Manager's investment programs. Prior to joining Commonwealth, Ms. Tramontano served from 1973 to 1983 as executive liaison to the President of V&V Noordland, Inc., an international commercial company, and served as an office manager for a small business in Florida from 1998 to 2000. Ms. Tramontano coordinates Commonwealth's home office marketing department, which serves our broker dealer community and registered representatives across the country. Ms. Tramontano attended Suffolk College in New York, with a Major in Advertising/Promotion.

         David Borham, age 26, Assistant Vice President & Marketing Manager, joined Commonwealth in 2000, bringing with him 2 years of Customer Service experience. Mr. Borham holds a Series 22 NASD license and is responsible for the management of investor database maintenance and all investor inquiries and correspondence. Prior to joining Commonwealth, Mr. Borham served as a Customer Relations Representative in the food service industry for Dilworth Town Inn from 1996 to 2000. Mr. Borham attended Delaware County Community College


     The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

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

                                                                      AMOUNT          AMOUNT           AMOUNT
   ENTITY RECEIVING                                                  INCURRED        INCURRED         INCURRED
     COMPENSATION                 TYPE OF COMPENSATION             DURING 2003      DURING 2002      DURING 2001

                            OFFERING AND ORGANIZATION STAGE

The General Partner     Organizational   Fee.  An   Organization        $0              $0               $0
                        Fee equal to three  percent of the first
                        $10,000,000 of Limited Partners' Capital
                        Contributions and two percent of the Limited
                        Partners' Capital Contribution in excess of
                        $10,000,000, as compensation for the
                        organization of the Partnership. It is
                        anticipated that all Organizational and
                        Offering Expenses which include legal,
                        accounting and printing expenses; various
                        registration and filing fees; miscellaneous
                        expenses related to the organization and
                        formation of the Partnership; other costs of
                        registration; and costs incurred in
                        connection with the preparation, printing and
                        distribution of this Report and other sales
                        literature. The General Partner pays all
                        Organizational and Offering Expenses, other
                        than Underwriter's Commissions and a
                        non-accountable expense allowance payable to
                        the Dealer Manager that is equal to the
                        lesser of (i) one percent of the Offering
                        proceeds or (ii) $50,000.

                                  OPERATIONAL AND SALE
                                 OR LIQUIDATION STAGES
The General Partner     Reimbursable  Expenses.  The General and     $62,000         $363,000         $193,000
and its Affiliates      its Affiliates are entitled to reimbursement
                        by the Partnership for the cost of goods,
                        supplies or services obtained and used by the
                        General Partner in connection with the
                        administration and operation of the
                        Partnership from third parties unaffiliated
                        with the General Partner. In addition, the
                        General Partner and its affiliates are
                        entitled to reimbursement of certain expenses
                        incurred by the General Partner and its
                        affiliates in connection with the
                        administration and operation of the
                        Partnership. The amounts set forth on this
                        table do not include expenses incurred in the
                        offering of Units.

The General Partner     Equipment  Acquisition Fee. An Equipment        $0            $11,000          $13,000
                        Acquisition Fee of four percent of the
                        Purchase Price of each item of Equipment
                        purchased as compensation for the negotiation
                        of the acquisition of the Equipment and the
                        lease thereof or sale under a Conditional
                        Sales Contract. The fee was paid upon each
                        closing of the Offering with respect to the
                        Equipment purchased by the Partnership with
                        the net proceeds of the Offering available
                        for investment in Equipment. If the
                        Partnership acquires Equipment in an amount
                        exceeding the net proceeds of the Offering
                        available for investment in Equipment, the
                        fee will be paid when such Equipment is
                        acquired.

The General Partner     Debt Placement Fee. As compensation  for        $0            $2,000           $1,000
                        arranging Term Debt to finance the
                        acquisition of Equipment to the Partnership,
                        a fee equal to one percent of such
                        indebtedness; provided, however, that such
                        fee is reduced to the extent the Partnership
                        incurs such fees to third Parties, un
                        affiliated with the General Partner or the
                        lender, with respect to such indebtedness and
                        no such fee is paid with respect to
                        borrowings from the General Partner or its
                        Affiliates.

The General Partner     Equipment  Management Fee. A monthly fee     $20,000          $40,000          $55,000
                        equal to the lesser of (i) the fees which
                        would be charged by an independent third
                        party for similar services for similar
                        equipment or (ii) the sum of (a) two percent
                        of (1) the Gross Lease Revenues attributable
                        to Equipment which is subject to Full Payout
                        Net Leases which contain net lease provisions
                        plus (2) the purchase price paid on
                        Conditional Sales Contracts as received by
                        the Partnership and (b) five percent of the
                        Gross Lease Revenues attributable to
                        Equipment which is subject to Operating
                        Leases.

The General Partner     Re-Lease Fee. As Compensation for               $0              $0               $0
                        providing re-leasing services for any
                        Equipment for which the General Partner has,
                        following the expiration of, or default
                        under, the most recent lease of Conditional
                        Sales Contract, arranged a subsequent lease
                        of Conditional Sales Contract for the use of
                        such Equipment to a lessee or other party,
                        other than the current or most recent lessee
                        of other operator of such equipment or its
                        Affiliates ("Re-lease"), the General Partner
                        will receive, on a monthly basis, a Re-lease
                        Fee equal to the lesser of (a) the fees which
                        would be charged by an independent third
                        party of comparable services for comparable
                        equipment or (b) two percent of Gross Lease
                        Revenues derived from such Re-lease.

The General Partner     Equipment  Liquidation Fee. With respect      $2,000          $7,000             $0
                        to each item of Equipment sold by the General
                        Partner (other than in connection with a
                        Conditional Sales Contract), a fee equal to
                        the lesser of (i) 50% of the Competitive
                        Equipment Sale Commission or (ii) three
                        percent of the sales price for such
                        Equipment. The payment of such fee is
                        subordinated to the receipt by the Limited
                        Partners of (i) a return of their Capital
                        Contributions and 10% annum cumulative
                        return, compounded daily, on Adjusted Capital
                        Contributions ("Priority Return") and (ii)
                        the Net Disposition Proceeds from such sale
                        in accordance with the Partnership Agreement.
                        Such fee is reduced to the extent any
                        liquidation or resale fees are paid to
                        unaffiliated parties.

The General Partner     Partnership Interest. The General             $3,132          $3,134           $3,133
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

         In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partner or such affiliates shall receive no greater interest rate and financing charges from the Partnership than that which unrelated lender charge on comparable loans. The Partnership will not borrow money from the General Partner or any of its affiliates for a term in excess of twelve months.

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

         The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other than equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures its specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliate, and
(iii) there are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

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

            FORM 10-K

(a) (1)  Financial Statements

         Commonwealth Income & Growth Fund III

         Report of Independent Certified Public Accountant

         Balance Sheets as of December 31, 2003 and 2002

         Statements of Operations for the years ended December 31, 2003, 2002 and 2001

         Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001

         Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

         Notes to Financial Statements

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

         * 3.1    Certificate of Limited Partnership

         * 3.2    Agreement of Limited Partnership

         27       Financial Data Schedule

* Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-26933)

         (c) Exhibits.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 30, 2004 by the undersigned thereunto duly authorized.

                                      COMMONWEALTH INCOME & GROWTH FUND III

                                      By:  COMMONWEALTH INCOME & GROWTH FUND,
                                           INC., General Partner

                                      By:  /s/ George S. Springsteen
                                          --------------------------
                                               George S. Springsteen, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

SIGNATURE                      CAPACITY

/s/ George S. Springsteen      Chairman, President and Sole Director of
---------------------------    Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer
---------------------------
Kimberly A. Springsteen

                                                             Commonwealth Income
                                                               & Growth Fund III




                                    Years Ended December 31, 2003, 2002 and 2001

                                                             Commonwealth Income
                                                               & Growth Fund III


--------------------------------------------------------------------------------
                                                            Financial Statements
                                    Years Ended December 31, 2003, 2002 and 2001

                                           Commonwealth Income & Growth Fund III


                                                                        Contents
--------------------------------------------------------------------------------




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

Report of Independent Certified Public Accountants

The Partners
Commonwealth Income & Growth Fund III
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund III as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.




                                                    /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2004

-----------------------------------------------------------------------------------------------------------------

December 31,                                                                             2003                2002
-----------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                                         $       557        $        497
Lease income receivable, net of reserve of $0 in 2003
   and $28,000 in 2002                                                                  9,181              14,161
-----------------------------------------------------------------------------------------------------------------

                                                                                        9,738              14,658
-----------------------------------------------------------------------------------------------------------------

Computer equipment, at cost                                                         1,955,197           2,840,949
Accumulated depreciation                                                           (1,635,341)         (2,108,544)
-----------------------------------------------------------------------------------------------------------------

                                                                                      319,856             732,405
-----------------------------------------------------------------------------------------------------------------

Equipment acquisition costs and deferred expenses, net of
     accumulated amortization of $20,820 and $49,701, respectively
                                                                                        6,867              19,170
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                      $   336,461        $    766,233
=================================================================================================================

                                                                            Commonwealth Income & Growth Fund III


                                                                                                   Balance Sheets

-----------------------------------------------------------------------------------------------------------------


December 31,                                                                             2003                2002
-----------------------------------------------------------------------------------------------------------------
Liabilities and Partners' Capital

Liabilities
     Accounts payable                                                             $    26,762        $     31,149
     Accounts payable, Commonwealth Capital Corp.                                      53,648              54,451
     Accounts payable, General Partner                                                134,524              59,116
     Accounts payable, affiliated limited partnerships                                 25,707               2,173
     Unearned lease income                                                              1,636              37,262
     Notes payable                                                                     91,436             253,767
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     333,713             437,918
-----------------------------------------------------------------------------------------------------------------

Partners' capital
     General Partner                                                                    1,000               1,000
     Limited partners                                                                   1,748             327,315
-----------------------------------------------------------------------------------------------------------------

Total partners' capital                                                                 2,748             328,315
-----------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital                                           $   336,461        $    766,233
=================================================================================================================

                                 See accompanying notes to financial statements.

                                                                            Commonwealth Income & Growth Fund III


                                                                                         Statements of Operations


-----------------------------------------------------------------------------------------------------------------

Year ended December 31,                                                  2003              2002              2001
-----------------------------------------------------------------------------------------------------------------
Income
     Lease                                                         $  391,419       $   784,368      $  1,106,345
     Interest and other                                                    80               352             4,136
     Gain on sale of computer equipment                                16,865             4,343                --
-----------------------------------------------------------------------------------------------------------------

Total income                                                          408,364           789,063         1,110,481
-----------------------------------------------------------------------------------------------------------------

Expenses
     Operating, excluding depreciation                                153,142           265,918           233,577
     Equipment management fee, General Partner                         19,571            39,218            55,126
     Depreciation                                                     367,551           696,104           944,997
     Amortization of equipment acquisition costs and
         deferred expenses                                             12,303            27,409            47,480
     Interest                                                          12,020            22,247            44,900
     Uncollectible accounts receivable                                     --            30,011                --
     Loss on sale of computer equipment                                    --                --            55,028
-----------------------------------------------------------------------------------------------------------------

Total expenses                                                        564,587         1,080,907         1,381,108
-----------------------------------------------------------------------------------------------------------------

Net (loss)                                                         $ (156,223)      $  (291,844)     $   (270,627)
=================================================================================================================

Net (loss) per equivalent limited
     partnership unit                                              $    (1.03)      $     (1.93)     $      (1.79)

Weighted average number of equivalent
     limited partnership units outstanding during the year
                                                                      151,178           151,178           151,178
=================================================================================================================

                                 See accompanying notes to financial statements.

                                                                             Commonwealth Income & Growth Fund III


                                                                                   Statements of Partners' Capital


------------------------------------------------------------------------------------------------------------------



                                         General       Limited
                                         Partner       Partner        General           Limited
                                           Units         Units        Partner          Partners              Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                    50       151,178      $   1,000      $  1,524,781       $  1,525,781
Net income (loss)                             --            --          3,133          (273,760)          (270,627)
Distributions                                 --            --         (3,133)         (314,364)          (317,497)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                    50       151,178          1,000           936,657            937,657
Net income (loss)                             --            --          3,134          (294,978)          (291,844)
Distributions                                 --            --         (3,134)         (314,364)          (317,498)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                    50       151,178          1,000           327,315            328,315
Net income (loss)                             --            --          3,132          (159,355)          (156,223)
Forgiveness of payables recorded as
   capital contributions
                                              --            --        148,156                --            148,156
Transfer of partners' capital                 --            --       (148,156)          148,156                 --
Distributions                                 --            --         (3,132)         (314,368)          (317,500)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                    50       151,178      $   1,000      $      1,748       $      2,748
==================================================================================================================

                                 See accompanying notes to financial statements.

                                                                          Commonwealth Income & Growth Fund III


                                                                                       Statements of Cash Flows


---------------------------------------------------------------------------------------------------------------


Year ended December 31,                                                  2003             2002             2001
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net (loss)                                                    $ (156,223)     $  (291,844)      $ (270,627)
     Adjustments to reconcile net (loss) to
         net cash provided by operating activities
              Depreciation and amortization                           379,854          723,513          992,477
              (Gain) loss on sale of computer equipment               (16,865)          (4,343)          55,028
              Other noncash activities included in
                  determination of net (loss)                        (162,331)        (310,970)        (591,158)
              Changes in assets and liabilities
                  Decrease (increase) in assets
                      Lease income receivable                           4,980           28,136           52,195
                      Prepaid expenses                                     --               --           10,000
                  Increase (decrease) in liabilities
                      Accounts payable                                 (4,387)           4,220           12,920
                      Accounts payable,
                           Commonwealth Capital Corp.                 138,848           29,311           25,119
                      Accounts receivable / payable,
                           General Partner                             83,913          (32,330)         108,129
                      Accounts payable, affiliated limited
                           partnerships                                23,534               60            2,113
                      Unearned lease income                           (35,626)          37,262               --
---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                             255,697          183,015          396,196
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
     Capital expenditures                                                  --          (64,989)        (170,943)
     Net proceeds from sale of computer equipment                      61,863          208,484              686
     Equipment acquisition fees to the
         General Partner                                                   --          (11,416)         (12,672)
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                    61,863          132,079         (182,929)
---------------------------------------------------------------------------------------------------------------



Year ended December 31,                                                  2003             2002             2001
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
     Distributions to partners                                       (317,500)        (317,498)        (317,497)
     Debt placement fee to the General
         Partner                                                           --           (2,204)          (1,395)
---------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                              (317,500)        (319,702)        (318,892)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
     equivalents                                                           60           (4,608)        (105,625)

Cash and cash equivalents at beginning of year                            497            5,105          110,730
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                           $      557      $       497       $    5,105
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

                        Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2003, 2002 and 2001, the Partnership distributed to the limited partners $314,368, $314,364 and $314,364, respectively. The 2003, 2002 and 2001 distributions were at an annual rate of 10.4% of the limited partners' original contributed capital. Distributions during 2003, 2002 and 2001 reflect an annual return of capital in the amount of approximately $2.08 per limited partnership unit, for units that were outstanding for the entire year, respectively.

2. Business Plan

                        The General Partner and CCC have forgiven amounts payable by the partnership to them and have deferred payments on other amounts owing to allow for distributions to limited partners.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through March 31, 2005.

                        The Partnership intends to purchase additional equipment once funds become available through either future rentals from existing leases, extensions from those existing leases or through sale of equipment.

                        The General Partner intends to review and reassess the Partnership's business plan annually.

3. Summary of           Long-Lived Assets
   Significant
   Accounting           The Partnership evaluates its long-lived assets when
   Policies             events or circumstances indicate that the value of the
                        asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset, including cash flows from lease revenues and proceeds from the sale of equipment. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment had occurred during 2003, 2002, and 2001.

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

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

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

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Recent Accounting Pronouncements

                                       Interpretation No. 45

                        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at any time a company issues a guarantee, the company must recognize the initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on our financial statements.

                                       Interpretation No. 46

                        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, the provisions of Interpretation No. 46, the provisions of Interpretation No. 46 have been deferred to the first quarter of 2004. The adoption of Interpretation No. 46 did not have an impact on the financial position and results of operations.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                                              SFAS 150

                        In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on its financial position and results of operations.

4. Computer             The Partnership is the lessor of equipment under
   Equipment            operating leases with periods ranging from 24 to 36
                        months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                        The Partnership's share of the computer equipment in which they participate at December 31, 2003 and 2002 was approximately $277,000 for both periods, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2003 and 2002 was approximately $2,157,000 for both periods. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2003 and 2002 was approximately $37,000 and $129,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2003 and 2002 related to the equipment shared by the Partnership was approximately $509,000 and $1,197,000, respectively.

                        The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2003:

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Year ending December 31,                       Amount
                        --------------------------------------------------------

                               2004                                  $ 108,000
                               2005                                     14,000
                        --------------------------------------------------------
                                                                     $ 122,000
                        ========================================================

                        Lease income from five lessees, each exceeding 10% of lease revenue, aggregated 88% of lease income for the year ended December 31, 2003. Lease income from three lessees, each exceeding 10% of lease revenue, aggregated 31% of lease income for the year ended December 31, 2002. Lease income from two lessees, each exceeding 10% of lease revenue, aggregated 32% of lease income for the year ended December 31, 2001.

5. Related Party        Organizational Fee
   Transactions
                        The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first
                        $10,000,000 of Limited Partners' Capital Contributions and two percent of the Limited Partners' Capital
                        Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. There were no fees paid to the General Partner in 2003, 2002 and 2001.

                        Forgiveness of Related Party Payables

                        During the year ended December 31, 2003, the General Partner and one of its affiliates, CCC, forgave payables owed to them by the Partnership in the amount of approximately $148,000. Such amount has been recorded as a contribution to capital. The General Partner has forgiven sales fees of approximately $8,000. Also, CCC has forgiven direct reimbursements of approximately $140,000.

                        Selling Commission and Dealer Manager Fees

                        The Partnership paid to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager fees, and after the required $1,500,000 minimum subscription amount has been sold. There were no fees paid to the General Partner in 2003, 2002 and 2001.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Reimbursable Expenses

                        The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2003, 2002 and 2001, $62,000, $363,000, and
                        $193,000, respectively, of expenses were incurred by the General Partner and its affiliates on behalf of the Partnership.

                        Equipment Acquisition Fee

                        The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2002 and 2001, equipment acquisition fees of approximately $11,000 and $13,000, respectively, were earned by the General Partner. There were no acquisitions fees paid to the General Partner during 2003.

                        Debt Placement Fee

                        As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2002 and 2001, debt placement fees of approximately $2,000 and $1,000, respectively, were earned to the General Partner. There were no finance fees paid to the General Partner during 2003.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Equipment Management Fee

                        The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2003, 2002 and 2001, equipment management fees of approximately $20,000, $40,000 and $55,000, respectively, were earned by the General Partner as determined pursuant to section (ii) above.

                        Equipment Liquidation Fee

                        With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 2003 and 2002, equipment liquidation fees of approximately $2,000 and $7,000, respectively, were earned by the General Partner. There were no equipment liquidation fees earned in 2001.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

6. Notes Payable        Notes payable consisted of the following:

                        December 31,                                              2003         2002
                        ---------------------------------------------------------------------------
                        Installment notes payable to banks; interest
                        ranging from 7.35% to 8.10%, were due in monthly
                        installments ranging from $1,162 to $3,465,
                        including interest, with final payments from
                        January through June 2003.                           $     ---    $  26,968


                        Installment notes payable to banks; interest
                        ranging from 6.75% to 8.00%, due in monthly
                        installments ranging from $382 to $3,831, including
                        interest, with final payments from January through
                        November 2004.                                          38,222      133,292

                        Installment notes payable to banks; interest
                        ranging from 6.25% to 6.75%, due in monthly
                        installments ranging from $123 to $1,735, including
                        interest, with final payments from February through
                        April 2005.                                             53,214       93,507

                        ---------------------------------------------------------------------------

                                                                             $  91,436    $ 253,767
                        ===========================================================================

                        These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2003 are as follows:

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                        Year ending December 31,                         Amount
                        --------------------------------------------------------

                            2004                                      $  81,135
                            2005                                         10,301
                        --------------------------------------------------------
                                                                      $  91,436
                        ========================================================

7.      Supplemental    Other noncash activities included in the determination
        Cash Flow       of net income are as follows:
        Information

Year ended December 31,                                        2003         2002         2001
---------------------------------------------------------------------------------------------
Lease income, net of interest expense on
     notes payable realized as a result of direct
     payment of principal by lessee to bank               $ 162,331    $ 310,970    $ 587,327

Lease income paid to original lessor in lieu
     of cash payment for computer equipment acquired
---------------------------------------------------------------------------------------------

Total adjustment to net (loss) from other
     noncash activities                                   $ 162,331    $ 310,970    $ 591,158
=============================================================================================

                        No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                        Noncash investing and financing activities include the following:

Year ended December 31,                                        2003         2002         2001
---------------------------------------------------------------------------------------------
Forgiveness of payables by related parties recorded
     as capital contributions (see Note 5)                $ 148,156    $      --    $      --
---------------------------------------------------------------------------------------------
Debt assumed in connection with
     purchase of computer equipment                       $      --    $ 220,413    $ 139,462
=============================================================================================

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

8. Reconciliation of
   Net (Loss) Reported
   for Financial
   Reporting Purposes
   to Taxable (Loss) on
   the Federal
   Partnership Return

Year ended December 31,                                      2003             2002            2001
--------------------------------------------------------------------------------------------------
Net (loss) for financial reporting
     Purposes to taxable (loss)                        $ (156,223)     $  (291,844)    $  (207,627)
         Adjustments
              (Loss) on sale of computer equipment       (174,813)        (197,112)       (129,701)
              Depreciation                                (79,198)          (9,592)         98,791
              Amortization                                  9,886           19,000          38,155
              Bad debt expense                            (28,096)          28,096              --
              Unearned lease income                       (35,627)          37,262              --
              Other                                       (16,265)        (100,016)         91,505

--------------------------------------------------------------------------------------------------

Taxable (loss) on the Federal
     Partnership Return                                $ (480,336)     $  (514,206)    $  (108,877)
==================================================================================================

                        The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                        Adjustment for (loss) on sale of equipment is due to longer useful lives for tax reporting purposes.

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

9. Quarterly Results    Summarized quarterly financial data for the years ended
   of Operation         December 31, 2003 and 2002 is as follows:
   (Unaudited)

                                                                        Quarter ended
                                             --------------------------------------------------------------------
                                                 March 31           June 30       September 30        December 31
-----------------------------------------------------------------------------------------------------------------
 2003

 Revenues
      Lease and other                          $  139,517         $ 107,493         $   77,461          $  67,028
      (Loss) gain on sale of computer
          equipment                                (2,982)            6,299             13,861               (313)
-----------------------------------------------------------------------------------------------------------------

 Total revenues                                   136,535           113,792             91,322             66,715


 Total costs and expenses                         205,692           153,873            115,402             89,620
-----------------------------------------------------------------------------------------------------------------

 Net (loss)                                    $  (69,157)        $ (40,081)        $  (24,080)         $ (22,905)
=================================================================================================================

 (Loss) per limited
      partner unit                             $    (0.46)        $   (0.27)        $    (0.16)         $   (0.14)
=================================================================================================================

                                           Commonwealth Income & Growth Fund III


                                                   Notes to Financial Statements

--------------------------------------------------------------------------------

                                                                        Quarter ended
                                             --------------------------------------------------------------------
                                                 March 31           June 30       September 30        December 31
-----------------------------------------------------------------------------------------------------------------
 2002

 Revenues
      Lease and other                          $  274,634         $ 182,459         $  178,670          $ 148,957
      Gain (loss) on sale of computer
          equipment                                 4,994             4,123             (4,505)              (269)
-----------------------------------------------------------------------------------------------------------------

 Total revenues                                   279,628           186,582            174,165            148,688

 Total costs and expenses                         303,721           271,288            267,584            238,314
-----------------------------------------------------------------------------------------------------------------

 Net (loss)                                    $  (24,093)        $ (84,706)        $  (93,419)         $ (89,626)
=================================================================================================================

 (Loss) per limited
      partner unit                             $    (0.16)        $   (0.56)        $    (0.62)         $   (0.59)
=================================================================================================================

                        The cumulative gain or loss on sale of equipment is included in revenue or cost, as appropriate.