Form 10-Q
period 2004-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2004-05-17
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                      COMMONWEALTH INCOME & GROWTH FUND III
                                 BALANCE SHEETS

                                                             MARCH 31,         DECEMBER 31,
                                                               2004               2003
                                                            ------------       -----------
                                                            (UNAUDITED)
ASSETS

Cash and cash equivalents                                   $        995       $       557
Lease income receivable                                            2,038             9,181
Other receivables - Commonwealth Capital Corp                      2,451                 -
Prepaid expenses                                                     685                 -
                                                            ------------       -----------
                                                                   6,169             9,738
                                                            ------------       -----------


Computer equipment, at cost                                    1,895,784         1,955,197
Accumulated depreciation                                      (1,674,520)       (1,635,341)
                                                            ------------       -----------
                                                                 221,264           319,856
                                                            ------------       -----------

Equipment acquisition costs and deferred expenses, net             5,016             6,867
                                                            ------------       -----------

TOTAL ASSETS                                                $    232,449       $   336,461
                                                            ============       ===========


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                            $     25,363       $    26,762
Accounts payable - affiliated limited partnerships                25,707            25,707
Accounts payable - General Partner                               110,820           134,524
Accounts payable - Commonwealth Capital Corp.                          -            53,648
Unearned lease income                                              3,305             1,636
Notes payable                                                     63,751            91,436
                                                            ------------       -----------
TOTAL LIABILITIES                                                228,946           333,713
                                                            ------------       -----------

PARTNERS' CAPITAL

General partner                                                    1,000             1,000
Limited partners                                                   2,503             1,748
                                                            ------------       -----------

TOTAL PARTNERS' CAPITAL                                            3,503             2,748
                                                            ------------       -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $    232,449       $   336,461
                                                            ============       ===========

                 see accompanying notes to financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                            STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               2004                2003
                                                            -----------         -----------
                                                            (UNAUDITED)
INCOME
Lease                                                       $    53,925         $   139,507

Interest and other                                                    -                  10
Gain on sale of computer equipment                                1,116                   -
                                                            -----------         -----------
TOTAL INCOME                                                     55,041             139,517
                                                            -----------         -----------

EXPENSES

Operating, excluding depreciation                                 7,773              59,843

Equipment management fee - General Partner                        2,696               6,975

Interest                                                          1,348               4,152
Depreciation                                                     96,525             130,824
Amortization of equipment
  acquisition costs and deferred expenses                         1,851               3,898
Loss on sale of computer equipment                                    -               2,982
                                                            -----------         -----------
TOTAL EXPENSES                                                  110,193             208,674
                                                            -----------         -----------

NET (LOSS)                                                  $   (55,152)        $   (69,157)
                                                            ===========         ===========

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                          $     (0.36)        $     (0.46)
                                                            ===========         ===========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD               151,178             151,178
                                                            ===========         ===========

                 see accompanying notes to financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                         STATEMENTS OF PARTNERS' CAPITAL

                                                             FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                                         (UNAUDITED)

                                        GENERAL          LIMITED
                                        PARTNER          PARTNER            GENERAL           LIMITED
                                         UNITS            UNITS             PARTNER           PARTNER                TOTAL
                                        -------          -------            --------          --------               ------
PARTNERS' CAPITAL - DECEMBER 31, 2003       50            151,178         $   1,000         $   1,748            $    2,748
  Net income (loss)                                                             783           (55,935)              (55,152)
  Capital contribution                                                       42,116                 -                42,116
  Forgiveness of payables recorded as
     capital contributions                                                   93,165                 -                93,165
  Transfer of partners' capital                                            (135,281)          135,281                     -
  Distributions                                                                (783)          (78,591)              (79,374)
                                        ------           --------         ---------         ---------            ----------
PARTNERS' CAPITAL - MARCH 31, 2004          50            151,178         $   1,000         $   2,503            $    3,503
                                        ======           ========         =========         =========            ==========


                 see accompanying notes to financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                             STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                2004               2003
                                                                              ---------         ---------
OPERATING ACTIVITIES                                                                  (UNAUDITED)
Net (loss)                                                                    $ (55,152)        $ (69,157)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
       Depreciation and amortization                                             98,376           134,722
      (Gain) loss on sale of computer equipment                                  (1,116)            2,982
      Other noncash activities included in
          determination of net (loss)                                           (27,685)          (49,718)
      Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                             7,143            (2,929)
              Prepaid expenses                                                     (685)                -
         Increase (decrease) in liabilities
              Accounts payable                                                   (1,399)           72,861
         Accounts payable, General Partner                                        6,584            30,921
              Accounts payable, Common Capital Corp.                              6,778            23,132
              Accounts payable, affiliated limited partnerships                       -            10,846
              Unearned lease income                                               1,669           (25,783)
                                                                              ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        34,513           127,877
                                                                              ---------         ---------
INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment                                  3,183             1,994
                                                                              ---------         ---------
FINANCING ACTIVITIES:
Contributions                                                                    42,116                 -
Distributions to partners                                                       (79,374)          (79,374)
                                                                              ---------         ---------
NET CASH (USED IN) FINANCING ACTIVITIES                                         (37,258)          (79,374)
                                                                              ---------         ---------

Net increase in cash and cash equivalents                                           438            50,497
Cash and cash equivalents, beginning of period                                      557               497
                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     995         $  50,994
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

                      The General Partner intends to review and reassess the Partnership's business plan quarterly.

3. SUMMARY OF         BASIS OF PRESENTATION
   SIGNIFICANT
   ACCOUNTING         The financial information presented as of any date other
   POLICIES           than December 31 has been prepared from the books and
                      records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form
                      10-K for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2004.

                      REVENUE RECOGNITION

                      Through March 31, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                      LONG-LIVED ASSETS

                      The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of March 31, 2004, the Partnership recorded charges of approximately $28,000 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

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

4. COMPUTER           The Partnership is the lessor of equipment under operating
   EQUIPMENT          leases with periods ranging from 24 to 36 months. In
                      general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

                      The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2004 and December 31, 2003 was approximately $277,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2004 and December 31, 2003 was approximately $2,156,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2004 and December 31, 2003 was approximately $21,000 and $37,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $346,000 and $510,000, respectively.

                      The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2004:

                                                                       Amount
                                                                     ---------
                      Nine Months ended December 31, 2004            $  73,000
                      Year Ended December 31, 2005                      15,000
                                                                     ---------
                                                                     $  88,000
                                                                     =========

5. RELATED PARTY      FORGIVENESS OF RELATED PARTY PAYABLES
   TRANSACTIONS
                      During the three months ended March 31, 2004, the General
                      Partner (approximately $30,000) and one of its affiliates, CCC (approximately $63,000), forgave payables owed to them by the Partnership in the amount of approximately $93,000.
                      During the three months ended March 31, 2004, CCC, through the General Partner, made a capital contribution in the amount of approximately $42,000.

                      REIMBURSABLE EXPENSES

                      The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2004 and 2003, the Partnership recorded $4,000 and $24,000, respectively, for reimbursement of expenses to the General Partner.

                      EQUIPMENT MANAGEMENT FEE

                      The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                      (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2004 and 2003, equipment management fees of approximately $3,000 and $7,000, respectively, were earned by the General Partner.

6. NOTES PAYABLE      Notes payable consisted of the following:

                                                                       MARCH 31,      DECEMBER 31,
                                                                         2004            2003
                                                                       ---------      -----------
                      Installment notes payable to banks;
                      interest ranging from 6.75% to 8.00%,
                      due in monthly installments ranging
                      from $382 to $3,831, including
                      interest, with final payments due from
                      January through November 2004.                     21,013         38,222

                      Installment notes payable to banks;
                      interest ranging from 6.25% to 6.75%,
                      due in monthly installments ranging
                      from $123 to $1,735, including
                      interest, with final payments due from
                      February through April 2005.                       42,738         53,214
                                                                       --------       --------
                                                                       $ 63,751       $ 91,436
                                                                       ========       ========


                      These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2004 are as follows:

                                                                      Amount
                                                                     --------
                      Nine months ended December 31, 2004            $ 53,449
                      Year ended December 31, 2005                     10,302
                                                                     --------
                                                                     $ 63,751
                                                                     ========

7. SUPPLEMENTAL       Other noncash activities included in the determination of
   CASH FLOW          net loss are as follows:
   INFORMATION

Three months ended March 31,                          2004          2003
----------------------------                        -------       -------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to
  bank                                              $ 27,685      $ 49,718

                      No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

      Non-cash operating, investing and financing activities include the following:

Three months ended March 31,                          2004          2003
                                                    --------     ---------
Forgiveness of related party payables
  recorded as a capital contribution                $ 93,165      $      -
                                                    ========      ========

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

REVENUE RECOGNITION

Through March 31, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the three months ended March 31, 2004 and 2003 were cash from operations of approximately $35,000 and $128,000, respectively, net proceeds received from sales of equipment of approximately $3,000 and $2,000, respectively and capital contributions from the General Partner of approximately $42,000 for the three months ended March 31, 2004. The primary use of cash for the three months ended March 31, 2004 and 2003 was for payments of preferred distributions to partners of approximately $79,000 for both periods.

For the three month period ending March 31, 2004, the Partnership generated cash flow from operating activities of approximately $35,000, which includes net loss of approximately $55,000, a gain on sale of equipment of approximately $1,000 and depreciation and amortization expenses of approximately $98,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $28,000.

For the three month period ended March 31, 2003, the Partnership generated cash flows from operating activities of $128,000, which includes a net loss of approximately $69,000 and depreciation and amortization expenses of approximately $135,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $50,000.

The Partnership sold computer equipment for the three months ending March 31, 2004 with a net book value of approximately $2,000 for a net gain on sale of equipment of approximately $1,000. For the period ended March 31, 2003, the Partnership sold computer equipment with a net book value of approximately $5,000 for a net loss on sale of equipment of approximately $3,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of $73,000 for the balance of the year ending December 31, 2004 and $15,000 thereafter. At March 31, 2004, the outstanding debt was $64,000, with interest rates ranging from 6.25% to 8.00%, and will be payable through April 2005.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2004 and December 31, 2003 was approximately $277,000 for both period ends, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2004 and December 31, 2003 was approximately $2,156,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2004 and December 31, 2003 was approximately $21,000 and $37,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at March 31, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $346,000 and $510,000, respectively.

During the period ended March 31, 2004, the General Partner (approximately $30,000) and one of its affiliates, CCC (approximately $63,000), forgave payables owed to them by the Partnership in the amount of approximately $93,000. CCC has also made a capital contribution in the amount of approximately $42,000.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

For the quarter ended March 31, 2004, the Partnership recognized income of approximately $55,000 and expenses of approximately $110,000, resulting in a net loss of approximately $55,000. For the quarter ended March 31, 2003, the Partnership recognized income of approximately $140,000 and expenses of approximately $209,000, resulting in a net loss of approximately $69,000.
Lease income decreased by 61% to approximately $54,000 for the quarter ended March 31, 2004, from approximately $140,000 for the quarter ended March 31, 2003, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended March 31, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses decreased 87% to approximately $8,000 for the quarter ended March 31, 2004, from $60,000 for the quarter ended March 31, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for the administration and operation of approximately $20,000, a decrease in accounting fees of approximately $5,000, a decrease in outside services of approximately $5,000, a decrease in due diligence of approximately $7,000, a decrease in insurance of approximately $9,000 and a decrease in office supplies of approximately $3,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 61% to approximately $8,000 for the quarter ended March 31, 2004, from approximately $60,000 for the quarter ended March 31, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 27% to approximately $98,000 for the quarter ended March 31, 2004, from approximately $135,000 for the quarter ended March 31, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases. Included in the March 31, 2004 amount of $98,000 is a charge of approximately $28,000, which it to record an asset at their estimated fair value.

The Partnership sold computer equipment with a net book value of approximately $2,000 for the quarter ended March 31, 2004, for a net gain of approximately $1,000. The Partnership sold computer equipment with a net book value of approximately $5,000 for the quarter ended March 31, 2003, for a net loss of approximately $3,000.

Interest expense decreased 68% to approximately $1,000 for the quarter ended March 31, 2004, from approximately $4,000 for the quarter ended March 31, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2004.

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

                                            COMMONWEALTH INCOME & GROWTH
                                            FUND III
                                               BY: COMMONWEALTH INCOME & GROWTH
                                               FUND, INC. General Partner

May 17, 2004                                By: /s/ George S. Springsteen
------------------                             ---------------------------------
Date                                        George S. Springsteen
                                            President