Form 10-Q
period 2004-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2004-08-13
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                         COMMONWEALTH INCOME & GROWTH FUND III
                                     BALANCE SHEETS


                                                            JUNE 30,       DECEMBER 31,
                                                             2004             2003
                                                          ----------------------------
                                                          (UNAUDITED)
ASSETS


Cash and cash equivalents                                 $     5,400      $       557
Lease income receivable                                         2,665            9,181
Other receivables - Commonwealth Capital Corp                  60,582                -
Prepaid expenses                                                  457                -
                                                          ----------------------------
                                                               69,104            9,738
                                                          ----------------------------


Computer equipment, at cost                                 1,776,632        1,955,197
Accumulated depreciation                                   (1,589,619)      (1,635,341)
                                                          ----------------------------
                                                              187,013          319,856
                                                          ----------------------------

Equipment acquisition costs and deferred expenses, net          4,636            6,867
                                                          ----------------------------

TOTAL ASSETS                                              $   260,753      $   336,461
                                                          ============================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                          $    93,533      $    26,762
Accounts payable - Affiliated limited partnerships             28,797           25,707
Accounts payable - General Partner                             78,952          134,524
Accounts payable - Commonwealth Capital Corp.                       -           53,648
Unearned lease income                                             943            1,636
Notes payable                                                  56,777           91,436
                                                          ----------------------------
TOTAL LIABILITIES                                             259,002          333,713
                                                          ----------------------------

PARTNERS' CAPITAL

General partner                                                 1,000            1,000
Limited partners                                                  751            1,748
                                                          ----------------------------

TOTAL PARTNERS' CAPITAL                                         1,751            2,748
                                                          ----------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $   260,753      $   336,461
                                                          ============================




                 see accompanying notes to financial statements

                                       COMMONWEALTH INCOME & GROWTH FUND III
                                              STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30                       JUNE 30
                                                              2004           2003           2004           2003
                                                            ------------------------------------------------------
                                                                  (UNAUDITED)                   (UNAUDITED)
INCOME
Lease                                                       $ 38,801       $107,468       $ 92,726       $ 246,975
Interest and other                                                 -             25              -              35
Gain on sale of computer equipment                             2,928          6,299          4,044           3,317
                                                            ------------------------------------------------------
TOTAL INCOME                                                  41,729        113,792         96,770         250,327
                                                            ------------------------------------------------------

EXPENSES

Operating, excluding depreciation                             12,088         53,676         19,861         113,519
Equipment management fee - General Partner                     1,940          5,374          4,636          12,349
Interest                                                       1,097          3,362          2,445           7,514
Depreciation                                                  54,083         87,875        150,608         218,699
Amortization of equipment
  acquisition costs and deferred expenses                      1,398          3,586          3,249           7,484
                                                            ------------------------------------------------------
TOTAL EXPENSES                                                70,606        153,873        180,799         359,565
                                                            ------------------------------------------------------
NET (LOSS)                                                  $(28,877)      $(40,081)      $(84,029)      $(109,238)
                                                            ======================================================

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                          $  (0.19)      $  (0.27)      $  (0.56)      $   (0.72)
                                                            ======================================================

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD            151,178        151,178        151,178         151,178
                                                            ======================================================





                 see accompanying notes to financial statements

                                  COMMONWEALTH INCOME & GROWTH FUND III
                                     STATEMENTS OF PARTNERS' CAPITAL


                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                                   (UNAUDITED)

                                            GENERAL      LIMITED
                                            PARTNER      PARTNER       GENERAL     LIMITED
                                             UNITS        UNITS        PARTNER     PARTNER       TOTAL
                                            ------------------------------------------------------------

PARTNERS' CAPITAL - DECEMBER 31, 2003            50      151,178      $   1,000   $   1,748    $   2,748
  Net income (loss)                                                      1,567      (85,596)     (84,029)
  Capital contribution                                                  109,616           -      109,616
  Forgiveness of payables recorded as
     capital contributions                                              132,165           -      132,165
  Transfer of partners' capital                                        (241,781)    241,781            -
  Distributions                                                          (1,567)   (157,182)    (158,749)
                                            ------------------------------------------------------------
PARTNERS' CAPITAL - JUNE 30, 2004                50      151,178      $   1,000   $     751    $   1,751
                                            ============================================================








                 see accompanying notes to financial statements

                            COMMONWEALTH INCOME & GROWTH FUND III
                                   STATEMENTS OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                    2004            2003
                                                                  -------------------------
OPERATING ACTIVITIES                                                     (UNAUDITED)
Net (loss)                                                        $ (84,029)      $(109,238)
Adjustments to reconcile net (loss) to net cash
   provided by operating activities
       Depreciation and amortization                                153,857         226,183
       (Gain) on sale of computer equipment                          (4,044)         (3,317)
      Other noncash activities included in
          determination of net (loss)                               (53,220)        (93,446)
     Changes in assets and liabilities
         (Increase) decrease in assets
              Lease income receivable                                 6,516          (3,521)
              Prepaid expenses                                         (457)              -
         Increase (decrease) in liabilities
              Accounts payable                                       66,771           5,711
              Accounts payable, General Partner                      13,716          54,626
              Accounts payable, Commonwealth Capital Corp.          (51,353)         74,398
              Accounts payable, Affiliated limited partnerships       3,090          15,267
              Unearned lease income                                    (693)        (34,151)
                                                                  ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            50,154         132,512
                                                                  ---------       ---------

INVESTING ACTIVITIES:
Capital expenditures                                                 (2,249)              -
Net proceeds from the sale of computer equipment                      7,089          37,937
Equipment acquisition fees paid to General Partner                     (832)              -
                                                                  ---------       ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             4,008          37,937
                                                                  ---------       ---------

FINANCING ACTIVITIES:
Contributions                                                       109,616               -
Distributions to partners                                          (158,749)       (158,750)
Debt placement fee paid to the General Partner                         (186)              -
                                                                  ---------       ---------
NET CASH (USED IN) FINANCING ACTIVITIES                             (49,319)       (158,750)
                                                                  ---------       ---------
Net increase in cash and cash equivalents                             4,843          11,699
Cash and cash equivalents, beginning of period                          557             497
                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   5,400       $  12,196
                                                                  =========       =========



                 see accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS         Commonwealth Income & Growth Fund III (the "Partnership")
                      is a limited partnership organized in the Commonwealth of Pennsylvania. The Partnership offered for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Offering was terminated at the close of business on July 31, 2000 by the General Partner. The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S.
                      corporations and institutions. Commonwealth Capital Corp
                      ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements, and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General Partner is Commonwealth
                      Income & Growth Fund, Inc. (the "General Partner"), a
                      Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2009.

2.   BUSINESS PLAN    The General Partner and CCC have forgiven amounts payable
                      by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through December
                      31, 2004.

                      The Partnership intends to purchase additional equipment once funds become available through either future rentals from existing leases, extensions from those existing leases, or through sale of equipment.

                      The General Partner intends to review and reassess the Partnership's business plan quarterly.

3.   SUMMARY OF       BASIS OF PRESENTATION
     SIGNIFICANT
     ACCOUNTING       The financial information presented as of any date other
     POLICIES         than December 31 has been prepared from the books and
                      records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form
                      10-K for the year ended December 31, 2003. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2004.

                      REVENUE RECOGNITION

                      Through June 30, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

                      LONG-LIVED ASSETS

                      The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of June 30, 2004, the Partnership recorded charges of approximately $28,000 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

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

                      The Partnership's share of the computer equipment in which it participates with other partnerships at June 30, 2004 and December 31, 2003 was approximately $137,000 and $277,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2004 and December 31, 2003 was approximately $1,859,000 and $2,156,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2004 and December 31, 2003 was approximately $8,000 and $37,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at June 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $188,000 and $510,000, respectively.

                      The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2004:

                                                                     Amount
                                                                     ------
                        Six Months ending December 31, 2004         $43,000
                        Year Ended December 31, 2005                 23,000
                        Year Ended December 31, 2006                  6,000
                                                                    -------
                                                                    $72,000
                                                                    =======

5.  RELATED PARTY     FORGIVENESS OF RELATED PARTY PAYABLES
    TRANSACTIONS
                      During the six months ended June 30, 2004, the General
                      Partner (approximately $69,000) and one of its affiliates, CCC (approximately $63,000), forgave payables owed to them by the Partnership in the amount of approximately
                      $132,000. During the six months ended June 30, 2004, CCC, through the General Partner, made a capital contribution in the amount of approximately $55,000. Also, on June 30, 2004, CCC declared that it would make a capital contribution to the Partnership, through the General
                      Partner, in the amount of $65,000. The Partnership has recorded this amount as a receivable from CCC and a capital contribution as of June 30, 2004. This was paid to the Partnership on July 8, 2004.

                      REIMBURSABLE EXPENSES

                      The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six months ended June 30, 2004 and 2003, the Partnership recorded $8,000 and $42,000, respectively, for reimbursement of expenses to the General Partner, which are included in operating expenses.

                      EQUIPMENT MANAGEMENT FEE

                      The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                      (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six months ended June 30, 2004 and 2003, equipment management fees of approximately $5,000 and $12,000, respectively, were earned by the General Partner.

6.   NOTES PAYABLE    Notes payable consisted of the following:

                                                         JUNE 30,   DECEMBER 31,
                                                           2004        2003
                      ----------------------------------------------------------
                      Installment notes payable to
                      banks; interest ranging from
                      6.75% to 8.00%, due in
                      monthly installments ranging
                      from $382 to $3,831, including
                      interest, with final payments
                      due from January through
                      November 2004.                     $ 7,367      $ 38,222

                      Installment notes payable to
                      banks; interest ranging from
                      6.25% to 6.75%, due in
                      monthly installments ranging
                      from $123 to $1,735, including
                      interest, with final payments
                      due from February through
                      April 2005.                         32,095        53,214

                      Installment notes payable to
                      banks; interest at 6.00%, due in
                      monthly installments ranging
                      from $320 to $394, including
                      interest, with final payments
                      due from March through
                      December 2006.                      17,315             -
                                                         -------      --------
                                                         $56,777      $ 91,436
                                                         =======      ========

                           These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2004 are as follows:

                                                                       Amount
                          ------------------------------------------------------
                              Six months ending December 31, 2004     $32,973
                              Year ended December 31, 2005             18,276
                              Year ended December 31, 2006              5,528
                                                                      -------
                                                                      $56,777
                                                                      =======

7.   SUPPLEMENTAL     Other noncash activities included in the determination of
     CASH FLOW        net loss are as follows:
     INFORMATION


Six months ended June 30,                               2004         2003
---------------------------------------------------------------------------
Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to
  bank                                                $ 53,220      $93,446


         No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

  Non-cash operating, investing and financing activities include the following:

Six months ended June 30,                               2004               2003
--------------------------------------------------------------------------------
Forgiveness of related party payables
  recorded as a capital contribution                  $132,165      $     -
--------------------------------------------------------------------------------

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 3 of the Notes to the Financial Statements. The significant accounting policies that we believe are the most critical to aid in fully understanding our reported financial results include the following:

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

REVENUE RECOGNITION

Through June 30, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer's credit history extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the six months ended June 30, 2004 and 2003 were cash from operations of approximately $50,000 and $133,000, respectively, net proceeds received from sales of equipment of approximately $7,000 and $38,000, respectively and capital contributions from the General Partner of approximately $110,000 for the six months ended June 30, 2004. The primary uses of cash for the six months ended June 30, 2004 and 2003 were for payments of preferred distributions to partners of approximately $159,000 for both periods and for the purchase of computer equipment of approximately $2,000 for the six months ended June 30, 2004. There was no equipment purchased for the six months ended June 30, 2003.

For the six-month period ending June 30, 2004, the Partnership generated cash flow from operating activities of approximately $50,000, which includes net loss of approximately $84,000, a gain on sale of equipment of approximately $4,000 and depreciation and amortization expenses of approximately $154,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $53,000.

For the six-month period ended June 30, 2003, the Partnership generated cash flows from operating activities of $133,000, which includes a net loss of approximately $109,000 and depreciation and amortization expenses of approximately $226,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $93,000.

The Partnership sold computer equipment for the six months ending June 30, 2004 with a net book value of approximately $3,000 for a net gain on sale of equipment of approximately $4,000. For the six months ended June 30, 2003, the Partnership sold computer equipment with a net book value of approximately $35,000 for a net gain on sale of equipment of approximately $3,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $43,000 for the balance of the year ending December 31, 2004 and $29,000 thereafter. At June 30, 2004, the outstanding debt was approximately $57,000, with interest rates ranging from 6.00% to 8.00%, and will be payable through December 2006.

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

The Partnership's share of the computer equipment in which it participates with other partnerships at June 30, 2004 and December 31, 2003 was approximately $137,000 and $277,000, respectively, which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2004 and December 31, 2003 was approximately $1,859,000 and $2,156,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2004 and December 31, 2003 was approximately $8,000 and $37,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at June 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $188,000 and $510,000, respectively.

During the six months ended June 30, 2004, the General Partner (approximately $69,000) and one of its affiliates, CCC (approximately $63,000), forgave payables owed to them by the Partnership in the amount of approximately $132,000. During the six months ended June 30, 2004, CCC, through the General Partner, made a capital contribution in the amount of approximately $55,000. Also, on June 30, 2004, CCC declared that it would make a capital contribution to the Partnership, through the General Partner, in the amount of $65,000. The Partnership has recorded this amount as a receivable from CCC and a capital contribution as of June 30, 2004. This was paid to the Partnership on July 8, 2004.

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through December 31, 2004. The Partnership intends to purchase additional equipment once funds become available through either future rentals from existing leases, extensions from those existing leases, or through sale of equipment.

The General Partner intends to review and reassess the Partnership's business plan annually.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

For the quarter ended June 30, 2004, the Partnership recognized income of approximately $42,000 and expenses of approximately $71,000, resulting in a net loss of approximately $29,000. For the quarter ended June 30, 2003, the Partnership recognized income of approximately $114,000 and expenses of approximately $154,000, resulting in a net loss of approximately $40,000.

Lease income decreased by 64% to approximately $39,000 for the quarter ended June 30, 2004, from approximately $107,000 for the quarter ended June 30, 2003, primarily due to the fact that more lease agreements ended than new lease agreements were acquired since the quarter ended June 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses decreased 77% to approximately $12,000 for the quarter ended June 30, 2004, from $54,000 for the quarter ended June 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for administration and operation of approximately $13,000, a decrease in professional services of approximately $8,000, a decrease in outside services of approximately $2,000, a decrease in due diligence of approximately $5,000, a decrease in remarketing fees of approximately $1,000, a decrease in postage of approximately $2,000, a decrease in printing services of approximately $5,000 and a decrease in office supplies of approximately $2,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 64% to approximately $2,000 for the quarter ended June 30, 2004, from approximately $5,000 for the quarter ended June 30, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 39% to approximately $55,000 for the quarter ended June 30, 2004, from approximately $91,000 for the quarter ended June 30, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment for the quarter ended June 30, 2004 with a net book value of approximately $1,000 for a net gain on sale of equipment of approximately $3,000. For the quarter ended June 30, 2003, the Partnership sold computer equipment with a net book value of approximately $30,000 for a net gain on sale of equipment of approximately $6,000.

Interest expense decreased 67% to approximately $1,000 for the quarter ended June 30, 2004, from approximately $3,000 for the quarter ended June 30, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

For the six months ended June 30, 2004, the Partnership recognized income of approximately $97,000 and expenses of approximately $181,000, resulting in a net loss of approximately $84,000. For the six months ended June 30, 2003, the Partnership recognized income of approximately $250,000 and expenses of approximately $359,000, resulting in a net loss of approximately $109,000.

Lease income decreased by 62% to approximately $93,000 for the six months ended June 30, 2004, from approximately $247,000 for the six months ended June 30, 2003, primarily due to the fact that more lease agreements ended than new lease agreements were acquired since the six months ended June 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses decreased 83% to approximately $20,000 for the six months ended June 30, 2004, from $114,000 for the six months ended June 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for administration and operation of approximately $33,000, a decrease in professional services of approximately $18,000, a decrease in outside services of approximately $6,000, a decrease in due diligence of approximately $12,000, a decrease in communication expenses of approximately $4,000, a decrease in insurance of approximately $8,000 and a decrease in office supplies of approximately $4,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 62% to approximately $5,000 for the six months ended June 30, 2004, from approximately $12,000 for the six months ended June 30, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 32% to approximately $154,000 for the six months ended June 30, 2004, from approximately $226,000 for the six months ended June 30, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases. Included in the June 30, 2004 amount of $154,000 is a charge of approximately $28,000, which it to record an asset at its estimated fair value.

The Partnership sold computer equipment with a net book value of approximately $3,000 for the six months ended June 30, 2004, for a net gain of approximately $4,000. The Partnership sold computer equipment with a net book value of approximately $35,000 for the six months ended June 30, 2003, for a net gain of approximately $3,000.

Interest expense decreased 67% to approximately $2,000 for the six months ended June 30, 2004, from approximately $8,000 for the six months ended June 30, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.


ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2004.

The Partnership's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time quarters.

Based upon this review, the Partnership's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

August 13, 2004                             By: /s/ George S. Springsteen
------------------                             ---------------------------------
Date                                           George S. Springsteen
                                               President