Form 10-Q
period 2004-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2004-11-15
CIK 1038878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number: 33-69996

                   COMMONWEALTH INCOME & GROWTH FUND III, L.P.
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

                   COMMONWEALTH INCOME & GROWTH FUND III, L.P.
                                 BALANCE SHEETS

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  2004               2003
                                                             ---------------------------------
                                                               (UNAUDITED)
ASSETS

Cash and cash equivalents                                     $     3,937         $       557
Lease income receivable                                             5,062               9,181
Prepaid expenses                                                      228                  --
                                                             ---------------------------------
                                                                    9,227               9,738
                                                             ---------------------------------

Computer equipment, at cost                                       957,898           1,955,197
Accumulated depreciation                                         (807,335)         (1,635,341)
                                                             ---------------------------------
                                                                  150,563             319,856
                                                             ---------------------------------

Equipment acquisition costs and deferred expenses, net              3,375               6,867
                                                             ---------------------------------

TOTAL ASSETS                                                  $   163,165         $   336,461
                                                             =================================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                              $    23,813         $    26,762
Accounts payable - Affiliated limited partnerships                 42,869              25,707
Accounts payable - General Partner                                348,981             134,524
Accounts payable - Commonwealth Capital Corp.                        --                53,648
Unearned lease income                                                 943               1,636
Notes payable                                                      37,906              91,436
                                                             ---------------------------------
TOTAL LIABILITIES                                                 454,512             333,713
                                                             ---------------------------------
PARTNERS' CAPITAL


General partner                                                     1,000               1,000
Limited partners                                                 (292,347)              1,748
                                                             ---------------------------------
TOTAL PARTNERS' CAPITAL                                          (291,347)              2,748
                                                             ---------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $   163,165         $   336,461
                                                             =================================


                 see accompanying notes to financial statements

                  COMMONWEALTH INCOME & GROWTH FUND III, L.P.
                            STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30                         SEPTEMBER 30
                                                            2004              2003              2004              2003
                                                         ----------------------------------------------------------------
                                                                  (UNAUDITED)                          (UNAUDITED)

INCOME
Lease                                                    $  33,535         $  77,429         $ 126,261         $ 324,404
Interest and other                                           4,729                32             4,729                67
Gain on sale of computer equipment                           2,407            13,861             6,451            17,177
                                                         ----------------------------------------------------------------

TOTAL INCOME                                                40,671            91,322           137,441           341,648
                                                         ----------------------------------------------------------------
EXPENSES
Operating                                                    6,436            30,516            (3,436)          144,035
Equipment management fee - General Partner                   1,677             3,871             6,313            16,220
Interest                                                       769             2,559             3,214            10,073
Depreciation                                                32,203            76,011           182,811           294,710
Amortization of equipment
  acquisition costs and deferred expenses                    1,261             2,445             4,510             9,929
                                                         ----------------------------------------------------------------
TOTAL EXPENSES                                              42,346           115,402           193,412           474,967
                                                         ----------------------------------------------------------------

NET (LOSS)                                               $  (1,675)        $ (24,080)        $ (55,971)        $(133,319)
                                                         ================================================================
NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                       $   (0.01)        $   (0.16)        $   (0.37)        $   (0.88)
                                                         ================================================================

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD          151,178           151,178           151,178           151,178
                                                         ================================================================

                 see accompanying notes to financial statements

                  COMMONWEALTH INCOME & GROWTH FUND III, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL

                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                      (UNAUDITED)

                                                  GENERAL        LIMITED
                                                  PARTNER        PARTNER            GENERAL           LIMITED
                                                   UNITS          UNITS             PARTNER           PARTNER            TOTAL
                                                  ------------------------------------------------------------------------------
PARTNERS' CAPITAL - DECEMBER 31, 2003                50           151,178         $   1,000        $    1,748        $    2,748
  Net income (loss)                                                                   2,351           (58,322)          (55,971)
  Distributions                                                                      (2,351)         (235,773)         (238,124)
                                                  ------------------------------------------------------------------------------
PARTNERS' CAPITAL - SEPTEMBER 30, 2004               50           151,178         $   1,000        $ (292,347)       $ (291,347)
                                                  ==============================================================================


                 see accompanying notes to financial statements

                   COMMONWEALTH INCOME & GROWTH FUND III, L.P.
                             STATEMENTS OF CASH FLOW
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                         2004             2003
                                                                     -----------------------------
OPERATING ACTIVITIES                                                 (UNAUDITED)       (UNAUDITED)
Net (loss)                                                            $ (55,971)        (133,319)
Adjustments to reconcile net (loss) to net cash
  provided by operating activities
    Depreciation and amortization                                       187,321          304,639
    (Gain) on sale of computer equipment                                 (6,451)         (17,177)
    Other noncash activities included in
      determination of net (loss)                                       (72,091)        (127,582)
    Changes in assets and liabilities
      (Increase) decrease in assets
        Lease income receivable                                           4,119           (3,705)
        Prepaid expenses                                                   (228)          (1,500)
      Increase (decrease) in liabilities
        Accounts payable                                                 (2,949)          (2,151)
        Accounts payable, General Partner                               146,469           76,268
        Accounts payable, Commonwealth Capital Corp.                     14,340           94,555
        Accounts payable, Affiliated limited partnerships                17,162           22,534
        Unearned lease income                                              (693)         (34,734)
                                                                     -----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               231,028          177,828
                                                                     -----------------------------

INVESTING ACTIVITIES:
Capital expenditures                                                     (2,249)              --
Net proceeds from the sale of computer equipment                         13,743           60,973
Equipment acquisition fees paid to General Partner                         (832)              --
                                                                     -----------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                10,662           60,973
                                                                     -----------------------------
FINANCING ACTIVITIES:
Distributions to partners                                              (238,124)        (238,123)
Debt placement fee paid to the General Partner                             (186)              --
                                                                     -----------------------------
NET CASH (USED IN) FINANCING ACTIVITIES                                (238,310)        (238,123)
                                                                     -----------------------------

Net increase in cash and cash equivalents                                 3,380              678
Cash and cash equivalents, beginning of period                              557              497
                                                                     -----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   3,937        $   1,175
                                                                     =============================


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


3.  SUMMARY OF    BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING    The financial information presented as of any date other than
    POLICIES      December 31 has been prepared from the books and records
                  without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States.
                  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended
                  December 31, 2003. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of financial results that may be expected for the full year ended
                  December 31, 2004.

                  REVENUE RECOGNITION

                  Through September 30, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                  The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  LONG-LIVED ASSETS

                  The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. As of September 30, 2004, the Partnership recorded an impairment charge of approximately $28,000 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

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

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash balances in a financial institution. At times, the balances may exceed federally insured limits. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

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

                  The Partnership's share of the computer equipment in which it participates with other partnerships at September 30, 2004 and December 31, 2003 was approximately $277,000 for both periods which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2004 and December 31, 2003 was approximately $2,156,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2004 and December 31, 2003 was approximately $2,000 and $37,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at September 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $69,000 and $510,000, respectively.

                  The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2004:

                                                                       AMOUNT
                    ---------------------------------------------   -----------
                     Three Months ending December 31, 2004           $  22,000
                     Year Ended December 31, 2005                       23,000
                     Year Ended December 31, 2006                        6,000
                                                                     ----------
                                                                     $  51,000
                    -----------------------------------------------------------

5.  RELATED PARTY REIMBURSABLE EXPENSES
    TRANSACTIONS
                  The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2004, the Partnership recorded income of $18,000 and for the nine months ended September 30, 2003 recorded expense of approximately $60,000 for reimbursement of expenses to the General Partner.

                  EQUIPMENT MANAGEMENT FEE

                  The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                  (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2004 and 2003, equipment management fees of approximately $6,000 and $16,000, respectively, were earned by the General Partner. As of September 30, 2004 and December 31, 2003, the unpaid balance was approximately $32,000 and $9,000, respectively.

                  EQUIPMENT LIQUIDATION FEE

                  With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2004 and 2003, equipment liquidation fees of approximately $1,000 and $2,000, respectively, were earned by the General Partner.

6. NOTES PAYABLE  Notes payable consisted of the following:

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              2004          2003
                      -------------------------------------------------------------------------------
                      Installment notes payable to banks;
                      interest ranging from 6.75% to 8.00%,
                      due in monthly installments ranging
                      from $382 to $3,831, including
                      interest, with final payments due
                      from January through November 2004.                     1,199         38,222

                      Installment notes payable to banks;
                      interest ranging from 6.25% to 6.75%,
                      due in monthly installments ranging
                      from $123 to $1,735, including
                      interest, with final payments due
                      from February through April 2005.                      21,284         53,214

                      Installment notes payable to
                      banks; interest at 6.00%, due in
                      monthly installments ranging from
                      $320 to $394, including interest, with
                      final payments due from March through
                      December 2006.                                         15,423              -
                                                                         ----------    -----------
                                                                         $   37,906    $    91,436
                                                                         ==========    ===========

                  These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2004 are as follows:

                                                                         Amount
                  -------------------------------------------------------------
                  Three months ending December 31, 2004                $ 14,102
                  Year ended December 31, 2005                           18,276
                  Year ended December 31, 2006                            5,528
                                                                       --------
                                                                       $ 37,906
                                                                       ========

7.  SUPPLEMENTAL  Other noncash activities included in the determination of
    CASH FLOW     net loss are as follows:
    INFORMATION

Nine months ended September 30,                             2004        2003
-------------------------------------------------------------------------------
Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to
  bank                                                   $  72,091    $ 127,582

               No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

  Non-cash operating, investing and financing activities include the following:

Nine months ended September 30,                             2004       2003
--------------------------------------------------------------------------------
Forgiveness of related party payables
   recorded as a capital contribution                             -   $45,028
--------------------------------------------------------------------------------
Debt assumed in connection with purchase
   of computer equipment                                  $  18,561   $     -
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

REVENUE RECOGNITION

Through September 30, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the nine months ended September 30, 2004 and 2003 were cash from operations of approximately $74,000 and $178,000, respectively, net proceeds received from sales of equipment of approximately $14,000 and $61,000, respectively and cash advances from the General Partner of approximately $157,000 for the nine months ended September 30, 2004. There were no capital advances from the General Partner during the nine months ended September 30, 2003. The primary uses of cash for the nine months ended September 30, 2004 and 2003 were for payments of preferred distributions to partners of approximately $238,000 for both periods and for the purchase of computer equipment of approximately $2,000 for the nine months ended September 30, 2004. There was no equipment purchased for the nine months ended September 30, 2003.

The Partnership sold computer equipment for the nine months ending September 30, 2004 with a net book value of approximately $7,000 for a net gain on sale of equipment of approximately $6,000. For the nine months ended September 30, 2003, the Partnership sold computer equipment with a net book value of approximately $44,000 for a net gain on sale of equipment of approximately $17,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2004, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $22,000 for the balance of the year ending December 31, 2004 and $29,000 thereafter. At September 30, 2004, the outstanding debt was approximately $38,000, with interest rates ranging from 6.00% to 8.00%, and will be payable through December 2006.

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

The Partnership's share of the computer equipment in which it participates with other partnerships at September 30, 2004 and December 31, 2003 was approximately $277,000 for both periods which is included in the Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2004 and December 31, 2003 was approximately $2,156,000 for both period ends. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2004 and December 31, 2003 was approximately $2,000 and $37,000, respectively, which is included in the Partnership's notes payables on the balance sheet, and the total outstanding debt at September 30, 2004 and December 31, 2003 related to the equipment shared by the Partnership was approximately $69,000 and $510,000, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

For the quarter ended September 30, 2004, the Partnership recognized income of approximately $41,000 and expenses of approximately $43,000, resulting in a net loss of approximately $2,000. For the quarter ended September 30, 2003, the Partnership recognized income of approximately $91,000 and expenses of approximately $115,000, resulting in a net loss of approximately $24,000.

Lease income decreased by 57% to approximately $34,000 for the quarter ended September 30, 2004, from approximately $77,000 for the quarter ended September 30, 2003, primarily due to the fact that more lease agreements ended than new lease agreements were acquired since the quarter ended September 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses decreased 79% to approximately $6,000 for the quarter ended September 30, 2004, from $31,000 for the quarter ended September 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for administration and operation of approximately $13,000, a decrease in outside services of approximately $3,000, a decrease in due diligence of approximately $4,000, a decrease in postage of approximately $1,000 and a decrease in office supplies of approximately $2,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 57% to approximately $2,000 for the quarter ended September 30, 2004, from approximately $4,000 for the quarter ended September 30, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 57% to approximately $33,000 for the quarter ended September 30, 2004, from approximately $78,000 for the quarter ended September 30, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment for the quarter ended September 30, 2004 with a net book value of approximately $4,000 for a net gain on sale of equipment of approximately $2,000. For the quarter ended September 30, 2003, the Partnership sold computer equipment with a net book value of approximately $9,000 for a net gain on sale of equipment of approximately $14,000.

Interest expense decreased 70% to approximately $1,000 for the quarter ended September 30, 2004, from approximately $3,000 for the quarter ended September 30, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, the Partnership recognized income of approximately $137,000 and expenses of approximately $193,000, resulting in a net loss of approximately $56,000. For the nine months ended September 30, 2003, the Partnership recognized income of approximately $342,000 and expenses of approximately $475,000, resulting in a net loss of approximately $133,000.

Lease income decreased by 61% to approximately $126,000 for the nine months ended September 30, 2004, from approximately $324,000 for the nine months ended September 30, 2003, primarily due to the fact that more lease agreements ended than new lease agreements were acquired since the nine months ended September 30, 2003.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses decreased 102% to income of approximately ($3,000) for the nine months ended September 30, 2004, from $144,000 for the nine months ended September 30, 2003, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for administration and operation of approximately $76,000, a decrease in professional services of approximately $13,000, a decrease in outside services of approximately $9,000, a decrease in due diligence of approximately $15,000, a decrease in communication expenses of approximately $3,000, a decrease in printing services of approximately $6,000, a decrease in remarketing fees of approximately $2,000, a decrease in insurance of approximately $8,000 and a decrease in office supplies of approximately $6,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 61% to approximately $6,000 for the nine months ended September 30, 2004, from approximately $16,000 for the nine months ended September 30, 2003, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 39% to approximately $187,000 for the nine months ended September 30, 2004, from approximately $305,000 for the nine months ended September 30, 2003 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases. Included in the September 30, 2004 amount of $187,000 is an impairment charge of approximately $28,000, which is to adjust an asset to its estimated fair value.

Interest expense decreased 68% to approximately $3,000 for the nine months ended September 30, 2004, from approximately $10,000 for the nine months ended September 30, 2003, primarily due to the decrease in debt relating to the purchase of computer equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2004.

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

PART II: OTHER INFORMATION

                      COMMONWEALTH INCOME & GROWTH FUND III

         Item 1.   LEGAL PROCEEDINGS.

                   Inapplicable

         Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                   Inapplicable

         Item 3.   DEFAULTS UPON SENIOR SECURITIES.

                   Inapplicable

         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                   Inapplicable

         Item 5.   OTHER INFORMATION.

                   Inapplicable

         Item 6.   EXHIBITS.

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

                                         COMMONWEALTH INCOME & GROWTH
                                         FUND III
                                              BY: COMMONWEALTH INCOME &
                                              GROWTH FUND, INC. General Partner

November 15, 2004                             By: /s/ George S. Springsteen
-----------------                             ------------------------------
Date                                          George S. Springsteen
                                              President