Form 10-K
period 2004-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2005-04-14
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of exchange on
                   Title of each class to         which each class
                      be so registered           is to be registered

                          None                         N/A

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

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

                                    FORM 10-K
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                           PART I
Item 1.     Business                                                             3
Item 2.     Properties                                                          11
Item 3.     Legal Proceedings                                                   11
Item 4.     Submission of Matters to a Vote of Security Holders                 11

                                          PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters  11
Item 6.     Selected Financial Data                                             14
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk          19
Item 8.     Financial Statements and Supplementary Data                         19
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                19
Item 9A.    Controls and Procedures                                             20
Item 9B.    Other Information                                                   20

                                          PART III
Item 10.    Directors and Executive Officers of the Registrant                  20
Item 11.    Executive Compensation                                              23
Item 12.    Security Ownership of Certain Beneficial Owners and Management      23
Item 13.    Certain Relationships and Related Transactions                      23
Item 14.    Principal Accountant Fees and Services                              29

                                          PART IV
Item 15.    Exhibits and Financial Statements                                   30

            Index to Exhibits

            Signatures

            Certifications

PART I

ITEM 1:     BUSINESS

GENERAL

    Commonwealth Income and Growth Fund III was formed on April 17, 1997, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership to the public on July 25, 1997. On January 27, 1998, the Partnership received and accepted subscription proceeds of $1,526,000, which exceeded the minimum offering amount of $1,500,000 and the funds were released from escrow. The partnership terminated its offering of units on July 31, 2000, with 151,178 Units ($3,023,569) admitted as Limited Partners of the Partnership.

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

    As of December 31, 2004, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

    The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2004, the Partnership has not entered into any such agreements.

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

    The Partnership has suffered recurring losses from operations and has a deficit partners' capital of approximately $291,000 at December 31, 2004. The General Partner and Commonwealth Capital Corp. (CCC) have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.

    The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through March 31, 2005.

    Due to the recurring losses from operations, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2005 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied.

    The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis during 2005.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2004, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 20 different companies located throughout the United States. The allocations are as follows:

                        EQUIPMENT TYPE                 APPROXIMATE %
                      -----------------                -------------
                         Workstations                         38%
                           Routers                            27%
                      High-End Printers                       29%
                        Scope Monitors                         5%
                       Low-End Printers                        1%
                            TOTAL                            100%

 During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

    The Partnership intends to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to

48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31 2004, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

    The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2004, all leases that have been entered into are "triple net leases".

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

    The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2004, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

    The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned by the Partnership, or subject to Conditional Sales Contract (except that the partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment. The Partnership will incur only non-recourse debt that is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2004, the aggregate non-recourse debt outstanding of $60,000 was approximately 6.0% of the aggregate cost of Equipment owned.

    The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2004, the Partnership has not exercised this option.

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

    Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash that might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2004, no such agreements existed.

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

REFINANCING POLICIES

    Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2004, the Partnership has not refinanced any of its debt.

    Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

    The General Partner intends to cause the Partnership to begin disposing of its Equipment in 2009. Notwithstanding the Partnership's objective to sell all of its assets and dissolve in approximately by December 31, 2009, the General Partner may at any time cause the Partnership to dispose of all its Equipment and dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

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

Through March 30, 2005, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                                   EQUIPMENT           PURCHASE      LIST        MONTHLY       LEASE
LESSEE                         MFG                DESCRIPTION           PRICE        PRICE         RENT        TERM
----------------------------   ----         -----------------------   ----------   ----------   ----------   ----------
Lucent                         SUN          (12) Workstations         $  139,596   $  239,340   $    3,857           32
Lucent                         SUN          Server                       445,714      739,350       12,120           32
Chase                          SUN          Server                       252,681      394,360        6,493           36
Cendant                        SUN          Server                       131,470      221,095        3,216           36
Cendant                        SUN          Server upgrade                40,382       39,590        1,425           31
Chase                          STK          Timberline drive             407,908    1,134,830       12,346           24
Chrysler                       IBM          Controller                    19,496       24,200          731           24
Chrysler                       IBM          Controller                    18,392       24,200          731           24
Kaiser                         IBM          (7) Workstations             373,747      513,741        9,952           36
Kaiser                         IBM          (4) Workstations             187,398      271,949        4,983           36
Kaiser                         CISCO        (26) Routers                 153,093      258,778        3,929           36
International Paper            DEC          (2) Servers                  140,857      184,372        4,042           32
CMGI                           CISCO        Server                       140,579      187,345        3,973           35
CMGI                           SUN          Workstations                  24,342       32,029          937           24

AT&T                           ASX          Controllers                   58,048       59,106        1,654           36
GE Medical                     COMPAQ       Servers                       18,754       28,300          515           36
GE Medical                     COMPAQ       Servers                       21,716       32,750          596           36
GE Medical                     COMPAQ       Servers                       42,881       64,750        1,162           36
GE Medical                     COMPAQ       Servers                       56,039       84,525        1,573           36
GE Medical                     COMPAQ       Servers                       44,943       67,780        1,236           36
GE Medical                     LEXMARK      Printers                      31,809       48,000          849           36
GE Medical                     LEXMARK      Printers                      20,655       32,000          552           36
GE Medical                     TEKRONIX     Monitors                      48,252       99,350        1,845           36
CMGI                           CISCO        Routers                       88,103      115,168        2,495           36
Lennox                         BayNetwork   Routers                      441,115      598,754        3,465           36
Thomson Consumer               Printronix   Printers                     233,298      325,862        6,343           36
Thomson Consumer               NORTEL       Routers                      134,394      203,840        3,747           36
GE Medical                     SUN          (32) Workstations            139,961      211,970        3,831           35
Thomson Consumer               XEROX        Printer/Scanner/Plotter       20,384       30,720          792           24
AOL                            SUN          Servers                       22,163       34,010          604           35
Morgan Stanley                 SUN          Servers                      154,053      199,655        4,685           33
Hartford Insurance             IBM          Directors                    744,597      901,500       19,800           36
Training A La                  COMPAQ       Workstation                    4,337        4,950          123           35
Vatterott Ed Ctr               DELL         Workstation                   32,549       39,755          844           36
Vatterott Ed Ctr               DELL         Workstation                   23,207       26,317          649           35
Vatterott Ed Ctr               DELL         Workstation                   12,899       14,746          363           35
Vatterott Ed Ctr               DELL         Workstation                   60,604       84,155        1,735           34
Triumph Pharm                  DELL         Workstation                   11,094       13,178          382           28
AOL                            SUN          Servers                      110,713      116,754        3,661           27
GE Medical                     SUN          Servers                       30,000       34,456          782           36
Open Systems                   IBM          Workstations                   7,942       10,060          320           23
TDI                            IBM          Workstations                  12,867       15,690          394           32
Kellogg                        CANNON       Printers                      42,269       49,218        1,072           39

RESERVES

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

EMPLOYEES

    The Partnership has no employees and receives administrative and other services from a related party, CCC, which has 34 employees as of December 31, 2004.

ITEM 2:     PROPERTIES

                     NOT APPLICABLE

ITEM 3:     LEGAL PROCEEDINGS

                     NOT APPLICABLE

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     NOT APPLICABLE

PART II

ITEM 5:     MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

    There is no public market for the Units nor is it anticipated that one will develop. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units. As of December 31, 2004, there were 166 holders of Units.

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

    Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2004, 2003 and 2002.

        QUARTER ENDED        2004         2003         2002
        ---------------   ----------   ----------   ----------
        March 31          $   78,591   $   78,591   $   78,591
        June 30               78,591       78,592       78,591
        September 30          78,591       78,591       78,591
        December 31           78,591       78,594       78,591
                          ----------   ----------   ----------
                          $  314,364   $  314,368   $  314,364
                          ==========   ==========   ==========

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

ITEM 6:     SELECTED FINANCIAL DATA

    The following table sets forth, in summary form, selected financial data for the Partnership as of and for each of the five years in the period ended December 31, 2004. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                             YEAR ENDED DECEMBER 31

STATEMENTS OF
OPERATIONS DATA:                2004            2003            2002            2001            2000
-------------------------   ------------    ------------    ------------    ------------    ------------
     Lease Income           $    151,391    $    391,419    $    784,368    $  1,106,345    $  1,250,857

      Net (Loss)                 (95,141)       (156,223)       (291,844)       (270,627)       (179,877)

  Cash Distributions             317,498         317,500         317,498         317,497         302,898

Net (Loss) per Limited
     Partner Unit                  (0.63)          (1.03)          (1.93)          (1.81)          (1.27)

 Cash Distribution per
  Limited Partner Unit              2.10            2.10            2.10            2.10            2.08

                               AS OF DECEMBER 31,

       OTHER DATA:                   2004            2003            2002            2001            2000
---------------------------      ------------    ------------    ------------    ------------    ------------
  Net cash provided by
 operating  activities           $    269,057    $    255,697    $    183,015    $    396,196    $    332,526

Net cash provided by (used
 in) investing activities               5,338          61,863         132,079        (182,929)       (379,437)

Net cash (used in) provided
 by financing activities             (268,952)       (317,500)       (319,702)       (318,892)         18,815

                                AS OF DECEMBER 31

                                     2004            2003            2002            2001            2000
                                 ------------    ------------    ------------    ------------    ------------
       Total Assets              $    167,113    $    336,461    $    766,233    $  1,427,609    $  2,335,831

       Notes Payable                   60,243          91,436         253,767         344,324         796,020

Partners' Capital (Deficit)          (291,330)          2,748         328,315         937,657       1,525,781

    Net (loss) per unit is computed based upon net (loss) allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Limited Partnership Units outstanding during the period.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Partnership's discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

COMPUTER EQUIPMENT

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

REVENUE RECOGNITION

Through December 31, 2004, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, the Partnership generated cash flow from operating activities of $269,000, which includes net loss of $95,000 reduced by depreciation and amortization expenses of $229,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of $88,000.

The Partnership sold computer equipment in 2004 with a net book value of $9,000 for a net gain on sale of equipment of $5,000.

The Partnership's primary sources of capital for the years ended December 31, 2004, 2003 and 2002 were cash from operations of $269,000, $256,000 and $183,000, respectively, and proceeds from the sale of computer equipment of $14,000, $62,000 and $208,000 in 2004, 2003 and 2002, respectively. The primary uses of cash for the years ended December 31, 2004, 2003 and 2002, were the payment of preferred distributions to partners totaling $317,000 for each of the periods, capital expenditures for new equipment totaling $6,000 and $65,000 for the years ended December 31, 2004 and 2002, respectively, the payment of acquisition fees of $2,500 and $11,000 for the years ended December 31, 2004 and 2002, respectively. There were no capital expenditures or acquisition fees for the year ended December 31, 2003.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2004, the Partnership had future minimum rentals on noncancellable operating leases of $36,200 for the year ended 2005 and $32,500 thereafter. The Partnership incurred debt in 2004 and 2002, in the amount of $57,000 and $220,000, respectively. The Partnership did not incur any debt in 2004 and 2003. At December 31, 2004, the outstanding debt was $60,000, with interest rates ranging from 5.5% to 6.75%, and will be payable through January 2008.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2004 and 2003 was approximately $137,000 and $277,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2004 and 2003 was approximately $1,859,000 and $2,157,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2004 and 2003 was approximately $400 and $37,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2004 and 2003 related to the equipment shared by the Partnership was approximately $1,000 and $509,000, respectively.

During the year ended December 31, 2004 and 2003, the General Partner and one of its affiliates, CCC, forgave payables owed to them by the Partnership in the amount of approximately $118,000 and $148,000, respectively. Such amount has been recorded as a contribution to capital. The General Partner has forgiven fees of approximately $30,000 and $8,000 in 2004 and 2003, respectively. CCC has forgiven direct reimbursements of approximately $39,000 and $140,000 in 2004 and 2003, respectively. Also CCC has contributed cash in the amount of $49,000 in 2004.

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts owed to allow for distributions to limited partners.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through March 31, 2005.

Due to the recurring losses from operations, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2005 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied.

The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis in 2005.

RESULTS FROM OPERATIONS

For the years ended December 31, 2004, 2003 and 2002, the Partnership recognized income of $191,000, $408,000, and $789,000, and expenses of $286,000, $564,000 and $1,081,000, resulting in net losses of $95,000, $156,000 and $292,000, respectively.

Lease income decreased to $151,000 in 2004, down from $391,000 and $784,000 in 2003 and 2002, respectively, primarily due to the expiration of older leases and entering into few new leases during 2004.

The Partnership sold computer equipment with a net book value of $9,000, $45,000 and $204,000 during the years ended December 31, 2004, 2003 and 2002, respectively, for a net gain of $5,000, $17,000 and $4,000 for the year ended December 31, 2004, 2003 and 2002, respectively.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The decrease to $46,000 during the year ended December 31, 2004, down from $153,000 and $266,000 during the years ended December 31, 2003 and 2002, respectively, is attributable to a decrease in reimbursable expenses with the administration and operation of the Partnership charged by CCC of approximately $46,000, a decrease in accounting fees of approximately $14,000, a decrease in due diligence of approximately $15,000 and a decrease in outside office services of approximately $10,000.

The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $8,000 for the year ended December 31, 2004, down from $20,000 in 2003 and $39,000 in 2002, which is consistent with the decrease in revenue.

Interest expense decreased to $4,000 for 2004, down from $12,000 for 2003 and $22,000 for 2002, as a result of certain notes being fully paid during 2004.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees and debt placement fees. Depreciation and amortization during 2004 decreased to $229,000 from $380,000 and $724,000 in 2003 and 2002, respectively. This is attributable to the decrease in the computer equipment portfolio being leased.

NET LOSS

Net loss decreased to $95,000 for the year ended December 31, 2004 from $156,000 and $292,000 for the years ended December 31, 2003 and 2002, respectively. The changes in net loss were attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

        CONTRACTUAL CASH OBLIGATIONS

The following table presents our contractual cash obligations as of December 31, 2004:

                                                                                 PAYMENTS DUE BY PERIOD
                                                                              ---------------------------
                                     TOTAL          2005           2006           2007          2008
                                 ------------   ------------   ------------   ------------   ------------
Installment notes payable
 due 2005:

     Principal                   $     10,301   $     10,301   $         --   $         --   $         --

     Interest                             109            109             --             --             --

Installment notes payable
 due 2006:

     Principal                         13,503          7,975          5,528             --             --

     Interest                             753            593            160             --             --

Installment notes payable
 due 2008:

     Principal                         36,438         11,149         11,778         12,443          1,068

     Interest                           3,261          1,726          1,097            433              5
                                 ------------   ------------   ------------   ------------   ------------

TOTAL                            $     64,365   $     31,853   $     18,563   $     12,876   $      1,073
                                 ============   ============   ============   ============   ============

RECENT ACCOUNTING PRONOUNCEMENTS

                              INTERPRETATION NO. 46

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. Management believes that the adoption of Interpretation No. 46-R did not have an impact on the financial position and results of operations.

ITEM 7.A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 8:     FINANCIAL STATEMENTS

        Our financial statements for the fiscal years ended December 31, 2004 and 2003, and the reports thereon of Asher and Company, Ltd. and BDO Seidman, LLP respectively, are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective October 11, 2004, the registrant dismissed its principal independent accounting firm, BDO Seidman, LLP. BDO Seidman, LLP's reports on the registrant's financial statements for the two most recently completed fiscal years did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the registrant's general partner. During the registrant's two most recent fiscal years and the interim period prior to such dismissal, the registrant had no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreements in connection with its report. Further, during the registrant's two most recent fiscal years and the interim period prior to such dismissal, there occurred no reportable events, as set forth in
Item 304(a)(1)(v) of Regulation S-K.

        The registrant has provided BDO Seidman, LLP with a copy of this disclosure on or prior to the date hereof and has requested BDO Seidman, LLP to provide the registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements contained herein. A copy of such letter will be filed by amendment to this report when and if it is received by the registrant.

        Also effective October 11, 2004, the registrant has retained Asher & Company, Ltd. of Philadelphia, Pennsylvania as its principal independent accounting firm. The registrant believes that Asher & Company, Ltd. is an accounting firm of a size and scope of experience better suited to the registrant's current needs than the registrant's former accounting firm.

        During our two most recent fiscal years, we have not consulted with Asher & Company, Ltd. on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-X.

ITEM 9A:    CONTROLS AND PROCEDURES

        Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. There have been no significant changes in the General Partner's internal controls or in other factors that could significantly affect our disclosure controls and procedures in the fourth quarter of 2004 or subsequent to the date of the evaluation.

ITEM 9B:    OTHER INFORMATION

        NOT APPLICABLE

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

        The Partnership does not have any Directors or executive officers.

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

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
----------------------     ----------------------------------------------------------------------------------
George S. Springsteen      Chairman of the Board of Directors and President of the General Partner and CCC

Kimberly A. Springsteen    Executive Vice President, Chief Operating Officer and Secretary of the General
                           Partner and CCC

Henry J. Abbott            Senior Vice President, Director and Portfolio Manager of the General Partner & CCC

Jay Dugan                  Senior Vice President & IT Manager of the General Partner & CCC

Lynn A. Franceschina       Vice President and Controller of the General Partner and CCC

Donald Bachmayer           Assistant Vice President and Accounting Manager of the General Partner and CCC

Dorothy A. Ferguson        Assistant Vice President & Compliance Manager of the General Partner & CCC

Karen Tramontano           Assistant Vice President & Marketing Manager of the General Partner & CCC

David Borham               Assistant Vice President & Investor Relations Manager of the General Partner & CCC

        GEORGE S. SPRINGSTEEN, age 70, is President of both CCC and the General Partner. Mr. Springsteen is also President of the general partners or controlling entities of several prior programs sponsored by CCC with objectives similar to the Partnership's. He has been the sole shareholder and director of CCC since its formation in 1978. From 1971 to 1978, Mr. Springsteen was involved in the computer leasing business of Granite Computer Corporation. Mr. Springsteen served as Vice President of Marketing, in addition to other capacities, and managed a portfolio of approximately $120,000,000 of IBM computers and peripherals. In 1978, Granite Computer Corporation sold its equipment portfolio and left the equipment leasing business. Mr. Springsteen acquired a portion of Granite's portfolio, client base, employees and corporate offices in Jenkintown, Pennsylvania. The new company began operations as CCC in May of 1978. Mr. Springsteen received a Bachelor of Science degree from the University of Delaware in 1957. (Mr. Springsteen is the spouse of Kimberly A. Springsteen)

        KIMBERLY A. SPRINGSTEEN, age 45, is Executive Vice President, Chief Operating Officer and Secretary of CCC and the General Partner and joined CCC in 1997. She is also the President of Commonwealth Capital Securities Corp. From 1980 to 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a broker/dealer headquartered in Richmond, Virginia. While at Wheat First Butcher Singer, Ms. Springsteen, Senior Vice President, served as Marketing Manager for the Direct Investments Department, with over $450,000,000 of investments under management in real estate, equipment leasing and energy-related industries. Ms. Springsteen holds Series 7, 63 and 39 NASD licenses and is a member of the Equipment Leasing Association, Investment Partnership Association, and International Association for Financial Planning. (Ms. Springsteen is the spouse of George S. Springsteen)

        HENRY J. ABBOTT, age 54, is Senior Vice President and Portfolio Manager of CCC and has been employed by CCC since 1998. Mr. Abbot has been active in the commercial lending industry, working primarily on asset-backed transactions for more than twenty-seven years. Prior to joining CCC Mr. Abbott was a founding partner of Westwood Capital LLC, in New York. Prior to that, as Senior Vice President for IBJ Schroder Leasing Corporation where Mr. Abbott managed a group specializing in providing operating lease financing programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in all facets of asset-backed financing and has successfully managed $1.5 billion of secured transactions. Mr. Abbott attended St. John's University. Mr. Abbott is a member of the Equipment Leasing Association.

        JAY DUGAN, age 56, is Senior Vice President and Information Technology Manager of the General Partner and CCC and has been employed by CCC since 2002. Mr. Dugan is responsible for computer network and information systems for the General Partner and its affiliates. Mr. Dugan was a registered securities representative from 1988 until 1998. During that period, Mr. Dugan founded First Securities USA, a NASD member firm, and operated that firm through 1998. From 1999 until joining CCC in 2002, Mr. Dugan was an independent due diligence consultant.

        LYNN A. FRANCESCHINA, age 33, is Vice President and Controller of the General Partner and CCC and certain of its subsidiaries after returning to the organization in 2004. From the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies & procedures team responsible for Sarbanes Oxley documentation. From November 2001 to February 2004, Ms. Franceschina was Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries. Prior to that, Ms. Franceschina served as Business Controls Manager for Liquent, Inc., a regulatory publishing software developer. Ms. Franceschina received a Bachelor of Science degree in Accounting from Robert Morris University. Ms. Franceschina is a member of the Institute of Management Accountants and the Equipment Leasing Association.

        DONALD BACHMAYER, age 40, is Assistant Vice President and Accounting Manager of the General Partner and CCC and certain of its subsidiaries where he has been employed since 2004. From 1997 to 2001, Mr. Bachmayer was an accountant with Fishbein & Company, P.C., certified public accountants. Prior to joining Commonwealth, Mr. Bachmayer was employed as Accounting Supervisor for LEAF Financial, an equipment leasing sponsor. Mr. Bachmayer received a B.S. degree in Accounting from LaSalle University.

        DOROTHY A. FERGUSON, age 62, is Assistant Vice President of CCC and has been employed by CCC since 1995. She brought with her over 20 years experience in commercial banking and finance. Prior to joining Commonwealth, she held positions as a Banking Officer and Administrative Assistant to the Chairman of a large Philadelphia based bank, as well as Executive Secretary to the CEO of an international manufacturing management group.

        KAREN TRAMONTANO, age 52, Assistant Vice President & Marketing Manger, joined Commonwealth in 2000, brining with her over a decade of experience of international marketing and customer relations. Ms. Tramontano is responsible for the generation and distribution of all marketing materials for the Manager's investment programs. Prior to joining Commonwealth, Ms. Tramontano served from 1973 to 1983 as executive liaison to the President of V&V Noordland, Inc., an international commercial company, and served as an office manager for a small business in Florida from 1998 to 2000. Ms. Tramontano coordinates Commonwealth's home office marketing department, which serves our broker dealer community and registered representatives across the country. Ms. Tramontano attended Suffolk College in New York, with a Major in Advertising/Promotion.

        DAVID BORHAM, age 27, Assistant Vice President & Marketing Manager, joined Commonwealth in 2000, bringing with him 2 years of Customer Service experience. Mr. Borham holds a Series 22 NASD license and is responsible for the management of investor database maintenance and all investor inquiries and correspondence. Prior to joining Commonwealth, Mr. Borham served as a Customer Relations Representative in the food service industry for Dilworth Town Inn from 1996 to 2000. Mr. Borham attended Delaware County Community College. (Mr. Borham is the son of Kimberly A. Springsteen)

        The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

        The Partnership has no audit committee financial expert, as defined under Section 229.401 of the Exchange Act, serving on its audit committee. An audit committee is not required because the Partnership is not a listed security as defined by Section 240.10A-3; therefore, no audit committee financial expert is required.

CODE OF ETHICS

        In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly, in light of Partnership's limited business activities.

ITEM 11:    EXECUTIVE COMPENSATION

        The Partnership does not have any Directors or executive officers.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        NONE

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      ENTITY                                                          AMOUNT       AMOUNT        AMOUNT
     RECEIVING                                                       INCURRED     INCURRED      INCURRED
   COMPENSATION                   TYPE OF COMPENSATION             DURING 2004   DURING 2003   DURING 2002
---------------------   ----------------------------------------   -----------   -----------   -----------
The General Partner     REIMBURSABLE EXPENSES. The General         $    19,000   $    62,000   $   363,000
and its Affiliates      Partner and its  Affiliates are entitled
                        to reimbursement by the Partnership for
                        the cost of goods, supplies or services
                        obtained and used by the General Partner
                        in connection with the administration
                        and operation of the Partnership from
                        third parties unaffiliated with the
                        General Partner. In addition, the
                        General Partner and its affiliates are
                        entitled to reimbursement of certain
                        expenses incurred by the General Partner
                        and its affiliates in connection with
                        the administration and operation of the
                        Partnership. The amounts set forth on
                        this table do not include expenses
                        incurred in the offering of Units.

The General Partner     EQUIPMENT  ACQUISITION FEE. An Equipment   $     2,500   $         0   $    11,000
                        Acquisition Fee of four percent of the
                        Purchase Price of each item of Equipment
                        purchased as compensation for the
                        negotiation of the acquisition of the
                        Equipment and the lease thereof or sale
                        under a Conditional Sales Contract. The
                        fee was paid upon each closing of the
                        Offering with respect to the Equipment
                        purchased by the Partnership with the
                        net proceeds of the Offering available
                        for investment in Equipment. If the
                        Partnership acquires Equipment in an
                        amount exceeding the net proceeds of the
                        Offering available for investment in
                        Equipment, the fee will be paid when
                        such Equipment is acquired.

The General Partner     DEBT PLACEMENT FEE. As compensation for    $     1,000   $         0   $     2,000
                        arranging Term Debt to finance the
                        acquisition of Equipment to the
                        Partnership, a fee equal to one percent
                        of such indebtedness; provided, however,
                        that such fee is reduced to the extent
                        the Partnership incurs such fees to
                        third Parties, un affiliated with the
                        General Partner or the lender, with
                        respect to such indebtedness and no such
                        fee is paid with respect to borrowings
                        from the General Partner or its
                        Affiliates.

The General Partner     EQUIPMENT  MANAGEMENT FEE. A monthly fee   $     8,000   $    20,000   $    40,000
                        equal to the lesser of (i) the fees
                        which would be charged by an independent
                        third party for similar services for
                        similar equipment or (ii) the sum of (a)
                        two percent of (1) the Gross Lease
                        Revenues attributable to Equipment which
                        is subject to Full Payout Net Leases
                        which contain Net Lease provisions plus
                        (2) the purchase price paid on
                        Conditional Sales Contracts as received
                        by the Partnership and (b) five percent
                        of the Gross Lease Revenues attributable
                        to Equipment which is subject to
                        Operating Leases.

The General Partner     EQUIPMENT  LIQUIDATION FEE. With respect   $       400   $     2,000   $     7,000
                        to each item of Equipment sold by the
                        General Partner (other than in
                        connection with a Conditional Sales
                        Contract), a fee equal to the lesser of
                        (i) 50% of the Competitive Equipment
                        Sale Commission or (ii) three percent of
                        the sales price for such Equipment. The
                        payment of such fee is subordinated to
                        the receipt by the Limited Partners of
                        (i) a return of their Capital
                        Contributions and 10% annum cumulative
                        return, compounded daily, on Adjusted
                        Capital Contributions ("Priority
                        Return") and (ii) the Net Disposition
                        Proceeds from such sale in accordance
                        with the Partnership Agreement. Such fee
                        is reduced to the extent any liquidation
                        or resale fees are paid to unaffiliated
                        parties.

The General Partner     PARTNERSHIP INTEREST. The General          $     3,134   $     3,132   $     3,134
                        Partner has a present and continuing one
                        percent interest of $1,000 in the
                        Partnership's item of income, gain,
                        loss, deduction, credit, and tax
                        preference. In addition, the General
                        Partner receives one percent of Cash
                        Available for Distribution until the
                        Limited Partners have received
                        distributions of Cash Available for
                        Distribution equal to their Capital
                        Contributions plus the 10% Priority
                        Return and thereafter, the General
                        Partner will receive 10% of Cash
                        Available for Distribution.

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

    "IRS" means the Internal Revenue Service.

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

"Operating Distributions" means the quarterly distributions made to the Partners pursuant to Article 8 of the Partnership Agreement.

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

    "Priority Return" means an amount equal to a return at a rate of 10% per annum, compounded daily, on the Adjusted Capital Contribution for all outstanding Units, which amount shall begin accruing at the end of the calendar quarter in which such Units are sold by the Partnership.

    "Proceeds" means proceeds from the sale of the Units.

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

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $2,000 and $16,800, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the General Partner, which concluded that the provision of such services by the Partnership's auditors was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1) Financial Statements

        Report of Independent Registered Public Accounting Firm                               1

        Report of Independent Registered Public Accounting Firm                               2

        Balance Sheets as of December 31, 2004 and 2003                                     3-4

        Statements of Operations for the years ended December 31, 2004, 2003 and 2002         5

        Statements of Partners' Capital (Deficit) for the years ended December 31, 2004,
        2003 and 2002                                                                         6

        Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002       7-8

        Notes to Financial Statements                                                      9-22


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

(a) (3) Exhibits.

        * 3.1   Certificate of Limited Partnership

        * 3.2   Agreement of Limited Partnership

        * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-26933)

(b)     Reports on Form 8-K

(c)     Exhibits.

        31.1 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

        31.2 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

        32      Section 1350 Certifications by the Principal Executive Officer
and Principal Financial Officer

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                                        CONTENTS

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                1

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                2

        FINANCIAL STATEMENTS
            Balance sheets                                                   3-4
            Statements of operations                                           5
            Statements of partners' capital                                    6
            Statements of cash flows                                         7-8

        NOTES TO FINANCIAL STATEMENTS                                       9-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Partners
Commonwealth Income & Growth Fund III
Exton, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund III (the "Partnership") as of December 31, 2004 and the related statements of operations, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, due to recurring losses from operations, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2005 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied. The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis during 2005.

/s/ Asher & Company, Ltd.

Philadelphia, Pennsylvania
April 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Commonwealth Income & Growth Fund III
Exton, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund III as of December 31, 2003 and the related statements of operations, partners' capital, and cash flows for each of the two years ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III at December 31, 2003 and the results of its operations and its cash flows for each of the two years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.




                                                            /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2004

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                                  BALANCE SHEETS

December 31,                                                                2004            2003
-----------------------------------------------------------------       ------------    ------------
ASSETS

Cash and cash equivalents                                               $      6,000    $        557
Lease income receivable, net of reserve of $0 at December 31,
 2004 and 2003                                                                 5,875           9,181
                                                                        ------------    ------------
                                                                              11,875           9,738
                                                                        ------------    ------------
COMPUTER EQUIPMENT, at cost                                                  995,456       1,955,197
ACCUMULATED DEPRECIATION                                                    (844,357)     (1,635,341)
                                                                        ------------    ------------
                                                                             151,099         319,856
                                                                        ------------    ------------
EQUIPMENT ACQUISITION COSTS AND DEFERRED EXPENSES, net of
 accumulated amortization of $11,563 and $20,820, at December 31,
 2004 and 2003, respectively                                                   4,139           6,867
                                                                        ------------    ------------
TOTAL ASSETS                                                            $    167,113    $    336,461
                                                                        ============    ============

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                                  BALANCE SHEETS

December 31,                                                                2004           2003
-----------------------------------------------------------------       ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Accounts payable                                                      $     25,497    $     26,762
  Accounts payable, Commonwealth Capital Corp.                               212,458          53,648
  Accounts payable, General Partner                                          102,089         134,524
  Accounts payable, affiliated limited partnerships                           46,723          25,707
  Unearned lease income                                                          943           1,636
  Other Accrued Expenses                                                      10,491              --
  Notes payable                                                               60,243          91,436
                                                                        ------------    ------------

TOTAL LIABILITIES                                                            458,444         333,713
                                                                        ------------    ------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner                                                              1,000           1,000
  Limited partners                                                          (292,331)          1,748
                                                                        ------------    ------------

TOTAL PARTNERS' CAPITAL (DEFICIT)                                           (291,331)          2,748
                                                                        ------------    ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                       $    167,113    $    336,461
                                                                        ============    ============

                                 See accompanying notes to financial statements.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                        STATEMENTS OF OPERATIONS

Years ended December 31,                                                      2004            2003            2002
-------------------------------------------------------------------   ------------    ------------    ------------
INCOME
  Lease                                                               $    151,391    $    391,419    $    784,368
  Interest and other                                                        34,462              80             352
  Gain on sale of computer equipment                                         5,005          16,865           4,343
                                                                      ------------    ------------    ------------

TOTAL INCOME                                                               190,858         408,364         789,063
                                                                      ------------    ------------    ------------

EXPENSES
  Operating, excluding depreciation                                         45,841         153,142         265,918
  Equipment management fee, General Partner                                  7,564          19,571          39,218
  Depreciation                                                             222,875         367,551         696,104
  Amortization of equipment acquisition costs
   and deferred expenses                                                     5,822          12,303          27,409
  Interest                                                                   3,897          12,020          22,247
  Provision for uncollectible lease income receivable                           --              --          30,011
                                                                      ------------    ------------    ------------

TOTAL EXPENSES                                                             285,999         564,587       1,080,907
                                                                      ------------    ------------    ------------

NET (LOSS)                                                            $    (95,141)   $   (156,223)   $   (291,844)
                                                                      ============    ============    ============

NET (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP UNIT                    $      (0.63)   $      (1.03)   $      (1.93)

WEIGHTED AVERAGE NUMBER OF EQUIVALENT
  LIMITED PARTNERSHIP UNITS OUTSTANDING DURING
  THE YEAR                                                                 151,178         151,178         151,178
                                                                      ============    ============    ============

                                 See accompanying notes to financial statements.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                       STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                           General         Limited
                                           Partner         Partner        General         Limited
                                             Units           Units        Partner        Partners            Total
                                      ------------    ------------   ------------    ------------     ------------
BALANCE, December 31, 2001                      50         151,178   $      1,000    $    936,657     $    937,657
Net income (loss)                               --              --          3,134        (294,978)        (291,844)
Distributions                                   --              --         (3,134)       (314,364)        (317,498)
                                      ------------    ------------   ------------    ------------     ------------

BALANCE, December 31, 2002                      50         151,178          1,000         327,315          328,315
Net income (loss)                               --              --          3,132        (159,355)        (156,223)
Forgiveness of payables
 recorded as capital contributions              --              --        148,156              --          148,156
Transfer of partners' capital                   --              --       (148,156)        148,156               --
Distributions                                   --              --         (3,132)       (314,368)        (317,500)
                                      ------------    ------------   ------------    ------------     ------------

BALANCE, December 31, 2003                      50         151,178          1,000           1,748            2,748
Net income (loss)                               --              --          3,134         (98,275)         (95,141)
Contributions - Cash                                                       49,116              --           49,116
Contributions - Forgiveness of fees                                        30,496              --           30,496
Contributions - Forgiveness of
 Expenses                                                                  38,949              --           38,949
Transfer of Partners' Capital                                            (118,561)        118,561               --
Distributions                                   --              --         (3,134)       (314,364)        (317,498)
                                      ------------    ------------   ------------    ------------     ------------
BALANCE, December 31, 2004                      50         151,178   $      1,000    $   (292,331)    $   (291,331)
                                      ============    ============   ============    ============     ============

                                 See accompanying notes to financial statements.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                        STATEMENTS OF CASH FLOWS

Years ended December 31,                             2004            2003            2002
----------------------------------------------   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                     $    (95,141)   $   (156,223)   $   (291,844)
  Adjustments to reconcile net (loss) to
   net cash provided by operating activities
     Depreciation and amortization                    228,697         379,854         723,513
     (Gain) loss on sale of computer equipment         (5,005)        (16,865)         (4,343)
     Other noncash activities included in
      determination of net (loss)                     (88,167)       (162,331)       (310,970)
     Changes in assets and liabilities
       Lease income receivable                          3,306           4,980          28,136
       Accounts payable                                (1,265)         (4,387)          4,220
       Accounts payable,
         Commonwealth Capital Corp.                   197,759         138,848          29,311
       Accounts receivable / payable,
        General Partner                                (1,940)         83,913         (32,330)
       Accounts payable, affiliated limited
        partnerships                                   21,016          23,534              60
       Unearned lease income                             (694)        (35,626)         37,262
       Other accrued expense                           10,491              --              --
                                                 ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             269,057         255,697         183,015
                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (6,104)             --         (64,989)
  Net proceeds from sale of computer equipment         13,965          61,863         208,484
  Equipment acquisition fees to the
   General Partner                                     (2,523)             --         (11,416)
                                                 ------------    ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES               5,338          61,863         132,079
                                                 ------------    ------------    ------------

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                        STATEMENTS OF CASH FLOWS

Years ended December 31,                             2004            2003            2002
----------------------------------------------   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contributions                                        49,116              --              --
  Distributions to partners                          (317,498)       (317,500)       (317,498)
  Debt placement fee to the General Partner              (570)             --          (2,204)
                                                 ------------    ------------    ------------
NET CASH (USED IN) FINANCING ACTIVITIES              (268,952)       (317,500)       (319,702)
                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            5,443              60          (4,608)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            557             497           5,105
                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $      6,000    $        557    $        497
                                                 ============    ============    ============

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

                         Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2004, 2003 and 2002, the Partnership distributed to the limited partners $314,364, $314,368 and $314,364, respectively. The 2004, 2003 and 2002 distributions were at an annual rate of 10.4% of the limited partners' original contributed capital. Distributions during 2004, 2003 and 2002 reflect an annual return of capital in the amount of approximately $2.08 per limited partnership unit, for units that were outstanding for the entire year, respectively.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

2.  BUSINESS PLAN        The Partnership has suffered recurring losses from
                         operations and has a deficit partners' capital of approximately $291,000 at December 31, 2004. The
                         General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.

                         The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund distributions to limited partners, through March 31, 2005.

                         Due to the recurring losses from operations, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2005 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied.

                         The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis during 2005.

3.  SUMMARY OF           REVENUE RECOGNITION
    SIGNIFICANT
    ACCOUNTING           Through December 31, 2004, the Partnership's leasing
    POLICIES             operations consist substantially of operating leases.
                         Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreements, which generally provide for fixed straight-line payments.

                         The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

                         LONG-LIVED ASSETS

                         The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. At December 31, 2004, the Partnership had seven of its ten remaining operating leases due to expire in 2005, and therefore, evaluated its computer equipment for impairment. The Partnership recorded charges of $8,800 in the fourth quarter of 2004 to record the assets at their estimated fair value. This impairment charge was based on market fluctuations in residual value of computer equipment. Such amounts have been included in depreciation expense in the accompanying financial statements. The Partnership determined that no impairment occurred during 2003, and 2002.

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

                         FAIR VALUE OF FINANCIAL INSTRUMENTS

                         Statement of Financial Accounting Standards ("SFAS") No.107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain instruments. The carrying values of cash, receivables and payables approximate fair value due to the short term maturity of these instruments. For debt, the carrying amounts approximate fair value because the interest rates approximate current market rates.

                         USE OF ESTIMATES

                         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         CASH AND CASH EQUIVALENTS

                         The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. Cash at December 31, 2004 and 2003 was held in the custody of one financial institution. At times, the balances may exceed federally insured limits. The Partnership mitigates this risk by depositing funds with a major financial

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

                         institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

                         ACCOUNTS RECEIVABLE

                         Accounts receivable includes current accounts receivable, net of allowances and other accruals. The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts accordingly. The Partnership determined that no allowance was necessary at December 31, 2004 and 2003.

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

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

                         REIMBURSABLE EXPENSES

                         Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

                         RECENT ACCOUNTING PRONOUNCEMENTS

                                         INTERPRETATION NO. 46

                         In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. Management believes that the adoption of Interpretation No. 46-R did not have an impact on the financial position and results of operations.

4.  COMPUTER             The Partnership is the lessor of equipment under
    EQUIPMENT            operating leases with periods ranging from 24 to 36
                         months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee. Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.
                         These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The
                         General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

                         potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. For the years ended December 31, 2004, 2003, and 2002, the Partnership paid $1,000, $8,000, and $4,000, respectively.

                         The Partnership participates in leases that are shared with other affiliated partnerships. The Partnership's share of the computer equipment in which they participate at December 31, 2004 and 2003 was approximately $137,000 and $277,000 respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other affiliated partnerships at December 31, 2004 and 2003 was approximately $1,859,000 and $2,157,000 respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2004 and 2003 was approximately $400 and $37,000, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2004 and 2003 related to the equipment shared by the Partnership was approximately $1,000 and $509,000, respectively.

                         The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2004:

                         Year ending December 31,                         Amount
                         ---------------------------------------   -------------
                           2005                                    $      36,200
                           2006                                           18,600
                           2007                                           12,900
                           2008                                            1,000
                                                                   -------------
                                                                   $      68,700
                                                                   =============

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

    SIGNIFICANT          Lessees exceeding 10% of lease income for the
    CUSTOMERS            years ended:

                         Lessee                                 2004        2003        2002
                         --------------------------------   --------    --------    --------
                         Lessee A                                 22%         13%         --
                         Lessee B                                 21%         26%         18%
                         Lessee C                                 --          --          10%
                         Lessee D                                 --          11%         22%
                         Lessee E                                 17%         27%         17%
                         Lessee F                                 29%         11%         --
                                                            --------    --------    --------
                         TOTAL % OF LEASE INCOME                  89%         88%         67%
                                                            --------    --------    --------

                         Lessees exceeding 10% of accounts receivable at December 31:

                         Lessee                                  2004        2003
                         ---------------------------------   --------    --------
                         Lessee A                                  30%         --
                         Lessee E                                  64%         82%
                         Lessee G                                  --          16%
                                                             --------    --------
                         TOTAL % OF ACCOUNTS RECEIVABLE            94%         98%
                                                             --------    --------

5.  RELATED PARTY        SELLING COMMISSION AND DEALER MANAGER FEES
    TRANSACTIONS

                         The Partnership paid to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 9% of the partners' contributed capital as selling commissions and dealer manager fees, and after the required $1,500,000 minimum subscription amount has been sold. There were no fees paid to the General Partner in 2004, 2003 and 2002.

                         FORGIVENESS OF RELATED PARTY PAYABLES

                         During the year ended December 31, 2004 and 2003, respectively, the General Partner and one of its affiliates, CCC, forgave payables owed to them by the Partnership in the amount of approximately $118,000 and $148,000, respectively. Such amount has been recorded as a contribution to capital. The General Partner has forgiven fees of approximately $30,000 and $8,000 in 2004 and 2003, respectively. CCC has forgiven direct reimbursements of approximately $39,000 and $140,000 in 2004 and 2003, respectively. Also, CCC contributed cash in the amount of $49,000 in 2004.

                         REIMBURSABLE EXPENSES

                         The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

                         and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2004, 2003 and 2002, $19,000,
                         $62,000, and $363,000, respectively, of expenses were incurred by the General Partner and its affiliates on behalf of the Partnership.

                         EQUIPMENT ACQUISITION FEE

                         The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2004, 2003 and 2002, equipment acquisition fees of approximately $2,500, $0, and $11,000, respectively, were earned by the General Partner.

                         DEBT PLACEMENT FEE

                         As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2004, 2003 and 2002, debt placement fees of approximately $1,000, $0, and $2,000 respectively, were earned by the General Partner.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

                         EQUIPMENT MANAGEMENT FEE

                         The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2004, 2003 and 2002, equipment management fees of approximately $8,000, $20,000, and $40,000 respectively, were earned by the General Partner as determined pursuant to section (ii) above.

                         EQUIPMENT LIQUIDATION FEE

                         With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 2004, 2003 and 2002, equipment liquidation fees of approximately $400, $2,000 and $7,000, respectively, were earned by the General Partner.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

6.  NOTES PAYABLE        Notes payable consisted of the following:

                         December 31,                                            2004         2003
                         -----------------------------------------------   ----------   ----------
                         Installment notes payable to banks; interest
                         ranging from 6.75% to 8.00%, due in monthly
                         installments ranging from $382 to $3,831,
                         including interest, with final payments from
                         January through November 2004.                    $       --   $   38,222

                         Installment notes payable to banks; interest
                         ranging from 6.25% to 6.75%, due in monthly
                         installments ranging from $123 to $1,735,
                         including interest, with final payments from
                         February through April 2005.                          10,302       53,214
                                                                           ----------   ----------

                         Installment notes payable to banks; interest at
                         6.0%, due in monthly installments ranging from
                         $320 to $394, including interest, with final
                         payments from March through December 2006.            13,503           --

                         Installment notes payable to banks; interest at
                         5.5%, due in monthly installments of $1,073,
                         including interest, with final payments in
                         January 2008.                                         36,438           --
                                                                           ==========   ==========
                                                                           $   60,243   $   91,436
                                                                           ==========   ==========

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

                         These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2004 are as follows:

                         Year ending December 31,                         Amount
                         ------------------------------               ----------
                           2005                                       $   29,426
                           2006                                           17,307
                           2007                                           12,443
                           2008                                            1,067
                                                                      ----------
                                                                      $   60,243
                                                                      ==========

7.  SUPPLEMENTAL         Other noncash activities included in the determination
    CASH FLOW            of net income are as follows:
    INFORMATION

Year ended December 31,                                2004         2003         2002
----------------------------------------------   ----------   ----------   ----------
Lease income, net of interest expense on
 notes payable realized as a result of direct
 payment of principal by lessee to bank          $   88,167   $  162,331   $  310,970
                                                 ----------   ----------   ----------
Total adjustment to net (loss) from other
 noncash activities                              $   88,167   $  162,331   $  310,970
                                                 ==========   ==========   ==========

                         No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                         Noncash investing and financing activities include the following:

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

Year ended December 31,                     2004         2003         2002
-----------------------------------   ----------   ----------   ----------
Forgiveness of payables by related
  parties recorded as capital
  contributions (see Note 5)          $   69,445   $  148,156   $       --
                                      ----------   ----------   ----------
Debt assumed in connection with
  purchase of computer equipment      $   56,974   $       --   $  220,413
                                      ==========   ==========   ==========

8. RECONCILIATION OF NET (LOSS) REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE (LOSS) ON THE FEDERAL PARTNERSHIP RETURN

Year ended December 31,                              2004            2003            2002
------------------------------------------   ------------    ------------    ------------
Net (loss) for financial reporting
  Purposes to taxable (loss)                 $    (95,141)   $   (156,223)   $   (291,844)
    Adjustments
      (Loss) on sale of computer equipment        (71,960)       (174,813)       (197,112)
      Depreciation                                (68,520)        (79,198)         (9,592)
      Amortization                                  4,856           9,886          19,000
      Bad debt expense                                 --         (28,096)         28,096
      Unearned lease income                          (692)        (35,627)         37,262
      Other                                        22,511         (16,265)       (100,016)
                                             ------------    ------------    ------------
Taxable (loss) on the Federal
 Partnership Return                          $   (208,946)   $   (480,336)   $   (514,206)
                                             ============    ============    ============

                         The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                         Adjustment for (loss) on sale of equipment is due to longer useful lives for tax reporting purposes.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

9.  QUARTERLY RESULTS    Summarized quarterly financial data for the years ended
    OF OPERATION         December 31, 2004 and 2003 is as follows:
    (UNAUDITED)

                                                           Quarter ended
                                    -----------------------------------------------------------
                                      March 31         June 30      September 30    December 31
                                    ------------    ------------    ------------    -----------
2004

REVENUES
  Lease and other                   $     53,925    $     38,801    $     38,264    $    54,863
  (Loss) gain on sale of computer
   equipment                               1,116           2,928           2,407         (1,446)
                                    ------------    ------------    ------------    -----------
TOTAL REVENUES                            55,041          41,729          40,671         53,417
TOTAL COSTS AND EXPENSES                 110,193          70,606          42,346         62,854
                                    ------------    ------------    ------------    -----------
NET (LOSS)                          $    (55,152)   $    (28,877)   $     (1,675)   $    (9,437)
                                    ============    ============    ============    ===========
(LOSS) PER LIMITED PARTNER UNIT     $      (0.36)   $      (0.19)   $      (0.01)   $     (0.06)
                                    ============    ============    ============    ===========

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

                                                           Quarter ended
                                    -----------------------------------------------------------
                                      March 31        June 30       September 30    December 31
                                    ------------    ------------    ------------    -----------
2003

Revenues
  Lease and other                   $    139,517    $    107,493    $     77,461    $    67,028
  (Loss) gain on sale of computer
   equipment                              (2,982)          6,299          13,861           (313)
                                    ------------    ------------    ------------    -----------
Total revenues                           136,535         113,792          91,322         66,715
Total costs and expenses                 205,692         153,873         115,402         89,620
                                    ------------    ------------    ------------    -----------
Net (loss)                          $    (69,157)   $    (40,081)   $    (24,080)   $   (22,905)
                                    ============    ============    ============    ===========
(Loss) per limited partner unit     $      (0.46)   $      (0.27)   $      (0.16)   $     (0.14)
                                    ============    ============    ============    ===========

                         The cumulative gain or loss on sale of equipment is included in revenue or cost, as appropriate.

                                   SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on April 11, 2005 by the undersigned thereunto duly authorized.

                                    COMMONWEALTH INCOME & GROWTH FUND III

                                    By:  COMMONWEALTH INCOME & GROWTH FUND,
                                         INC., General Partner

                                    By:  /s/ George S. Springsteen
                                         ---------------------------------------
                                             George S. Springsteen, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 11, 2005.

SIGNATURE                           CAPACITY

/s/ George S. Springsteen           Chairman, President and Sole Director of
-------------------------           Commonwealth Income & Growth Fund, Inc.
George S. Springsteen

/s/ Kimberly A. Springsteen         Executive Vice President, Chief Operating
---------------------------         Officer
Kimberly A. Springsteen