Form 10-Q
period 2005-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2005-05-13
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                    FORM 10-Q
                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                                           PART I
Item 1.     Condensed Financial Statements                                            3
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    11
Item 3.     Quantitative and Qualitative Disclosures About Market Risk               14
Item 4.     Controls and Procedures                                                  15

                                          PART II
Item 1.     Legal Proceedings                                                        15
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.             15
Item 3.     Defaults Upon Senior Securities                                          15
Item 4.     Submission of Matters to a Vote of Securities Holders                    15
Item 5.     Other Information                                                        16
Item 6.     Index to Exhibits


            Signatures

            Certifications

                      COMMONWEALTH INCOME & GROWTH FUND III
                            CONDENSED BALANCE SHEETS

                                                               MARCH 31,        DECEMBER 31,
                                                                 2005              2004
                                                              -----------------------------
                                                             (UNAUDITED)
ASSETS

Cash and cash equivalents                                     $    5,025        $      6000
Lease income receivable                                            4,279              5,875
                                                              -----------------------------
                                                                   9,304             11,875
                                                              -----------------------------

Computer equipment, at cost                                      837,012            995,456
Accumulated depreciation                                        (719,648)          (844,357)
                                                              -----------------------------
                                                                 117,364            151,099
                                                              -----------------------------

Equipment acquisition costs and deferred expenses, net             2,840              4,139
                                                              -----------------------------

TOTAL ASSETS                                                  $  129,508        $   167,113
                                                              =============================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                              $   23,781        $    25,497
Accounts payable - affiliated limited partnerships                50,705             46,723
Accounts payable - General Partner                               107,634            102,089
Accounts payable - Commonwealth Capital Corp.                    176,176            212,458
Unearned lease income                                                  -                943
Other accrued expenses                                            10,490             10,491
Notes payable                                                     46,142             60,243
                                                              -----------------------------
TOTAL LIABILITIES                                                414,928            458,444
                                                              -----------------------------

PARTNERS' CAPITAL

General partner                                                    1,000              1,000
Limited partners                                                (286,420)          (292,331)
                                                              -----------------------------

TOTAL PARTNERS' CAPITAL                                         (285,420)          (291,331)
                                                              -----------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $  129,508        $   167,113
                                                              =============================

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 2005               2004
                                                              -----------------------------
                                                                       (UNAUDITED)
INCOME
Lease                                                         $   26,705        $    53,925
Gain on sale of computer equipment                                     -              1,116
                                                              -----------------------------
TOTAL INCOME                                                      26,705             55,041
                                                              -----------------------------

EXPENSES
Operating, excluding depreciation                                 27,857              7,773
Equipment management fee - General Partner                         1,335              2,696
Interest                                                             786              1,348
Depreciation                                                      23,068             96,525
Amortization of equipment
  acquisition costs and deferred expenses                          1,298              1,851
Loss on sale of computer equipment                                 9,576                  -
                                                              -----------------------------
TOTAL EXPENSES                                                    63,920            110,193
                                                              -----------------------------

NET (LOSS)                                                    $  (37,215)       $   (55,152)
                                                              =============================

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                            $    (0.25)       $     (0.36)
                                                              =============================

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD                151,178            151,178
                                                              =============================

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III

               CONDENSED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                                                      (UNAUDITED)

                                                GENERAL          LIMITED
                                                PARTNER          PARTNER            GENERAL           LIMITED
                                                 UNITS            UNITS             PARTNER           PARTNER           TOTAL
                                              ----------------------------------------------------------------------------------
PARTNERS' CAPITAL (DEFICIT) - DECEMBER 31,
2004                                              50             151,178            $ 1,000         $ (292,331)       $ (291,331)
  Net income (loss)                                                                     783            (37,998)          (37,215)
  Capital contribution                                                               70,000                  -            70,000
  Forgiveness of payables                                                            52,500                  -            52,500
  Transfer of partners' capital                                                    (122,500)           122,500                 -
  Distributions                                                                        (783)           (78,591)          (79,374)
                                              ----------------------------------------------------------------------------------
PARTNERS' CAPITAL (DEFICIT) - MARCH 31, 2005      50             151,178            $ 1,000         $ (286,420)       $ (285,420)
                                              ==================================================================================


            see accompanying notes to condensed financial statements

                                  COMMONWEALTH INCOME & GROWTH FUND III
                                    CONDENSED STATEMENTS OF CASH FLOW
                           FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                   2005           2004
                                                                 ------------------------
                                                                         (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES                            7,310         34,513
                                                                 ------------------------

INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment                     1,089          3,183
                                                                 ------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            1,089          3,183
                                                                 ------------------------

FINANCING ACTIVITIES:
Contributions                                                       70,000         42,116
Distributions to partners                                          (79,374)       (79,374)
                                                                 ------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (9,374)       (37,258)
                                                                 ------------------------

Net increase (decrease) in cash and cash equivalents                  (975)           438
Cash and cash equivalents, beginning of period                       6,000            557
                                                                 ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   5,025      $     995
                                                                 ========================

            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2. BUSINESS PLAN    The Partnership has suffered recurring losses from
                    operations and has a deficit partners' capital of approximately $285,000 at March 31, 2005. The General
                    Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners. (See note 5)

                    The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through March 31, 2005.

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

3. SUMMARY OF       BASIS OF PRESENTATION
   SIGNIFICANT
   ACCOUNTING       The financial information presented as of any date other
   POLICIES         than December 31 has been prepared from the books and
                    records without audit. Financial information as of December
                    31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended
                    December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.

                    LONG-LIVED ASSETS

                    The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed as of March 31, 2005.

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

                    Through March 31, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                    The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2005 and December 31, 2004 was approximately $89,000 and $137,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2005 and December 31, 2004 was approximately $1,741,000 and $1,859,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2005 and December 31, 2004 was approximately $0 for both periods, and the total outstanding debt at March 31, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

                    The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2005:

                                                                       Amount
                    ---------------------------------------------    ---------
                     Nine Months ended December 31, 2005             $  32,000
                     Year Ended December 31, 2006                       18,000
                     Year Ended December 31, 2007                       13,000
                     Year Ended December 31, 2008                        1,000
                                                                     ---------
                                                                     $  64,000
                    ==========================================================

5. RELATED PARTY    FORGIVENESS OF RELATED PARTY PAYABLES
   TRANSACTIONS
                    During the three months ended March 31, 2005, CCC forgave payables owed to them by the Partnership in the amount of approximately $53,000. During the three months ended March
                    31, 2005, CCC, through the General Partner, made a capital contribution in the amount of approximately $70,000.

                    REIMBURSABLE EXPENSES

                    The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2005 and 2004, the Partnership recorded $7,000 and $4,000, respectively, for reimbursement of expenses to the General Partner.

                    EQUIPMENT MANAGEMENT FEE

                    The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2005 and 2004, equipment management fees of approximately $1,000 and $3,000, respectively, were earned by the General Partner.

6. NOTES PAYABLE    Notes payable consisted of the following:

                                                 MARCH 31,          DECEMBER 31,
                                                   2005                2004
--------------------------------------------------------------------------------
Installment notes payable to banks; interest
ranging from 6.25% to 6.75%, due in monthly
installments ranging from $123 to $1,735,
including interest, with final payments due from
February through April 2005.                            880               10,305

Installment notes payable to banks; interest at
6.0%, due in monthly installments ranging from
$320 to $394, including interest, with final
payments from March through December
2006.                                                11,554               13,503

Installment notes payable to banks; interest at
5.5%, due in monthly installments of $1,073,
including interest, with final payments in
January 2008.                                        33,708               36,438
                                                 ----------           ----------
                                                 $   46,142           $   60,246
                                                 ==========           ==========

                    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2005 are as follows:

                                                                    Amount
                    --------------------------------------------------------
                    Nine months ended December 31, 2005           $  15,324
                    Year ended December 31, 2006                     17,307
                    Year ended December 31, 2007                     12,443
                    Year ended December 31, 2008                      1,068
                                                                  ---------
                                                                  $  46,142
                                                                  =========

7. SUPPLEMENTAL     Other noncash activities included in the determination of
   CASH FLOW        net loss are as follows:
   INFORMATION

Three months ended March 31,                               2005         2004
--------------------------------------------------------------------------------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to bank        $  14,102    $  27,685

                    No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

      Non-cash operating, investing and financing activities include the following:

Three months ended March 31,                               2005         2004
--------------------------------------------------------------------------------
Forgiveness of related party payables recorded as a
     capital contribution                               $  52,500    $       -
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

REVENUE RECOGNITION

Through March 31, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the three months ended March 31, 2005 was a capital contribution from the General Partner of approximately $70,000. The Partnership's primary source of capital for the three months ended March 31, 2004 was cash from operations of approximately $35,000 and a capital contribution from the General Partner of $42,000. The primary use of cash for the three months ended March 31, 2005 and 2004 was for payments of preferred distributions to partners of approximately $79,000 for both periods.

For the three month period ending March 31, 2005, the Partnership generated cash flow from operating activities of approximately $7,000, which includes net loss of approximately $37,000, a loss on sale of equipment of approximately $10,000 and depreciation and amortization expenses of approximately $24,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $14,000.

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

The Partnership sold computer equipment for the three months ending March 31, 2005 with a net book value of approximately $11,000 for a net loss on sale of equipment of approximately $10,000. For the period ended March 31, 2004, the Partnership sold computer equipment with a net book value of approximately $2,000 for a net gain on sale of equipment of approximately $1,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $32,000 for the balance of the year ending December 31, 2005 and $32,000 thereafter. At March 31, 2005, the outstanding debt was $46,000, with interest rates ranging from 5.5% to 6.25%, and will be payable through January 2008.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2005 and December 31, 2004 was approximately $89,000 and $137,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2005 and December 31, 2004 was approximately $1,741,000 and $1,859,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2005 and December 31, 2004 was approximately $0 for both periods, and the total outstanding debt at March 31, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

During the period ended March 31, 2005 CCC, forgave payables owed to them by the Partnership in the amount of approximately $53,000. CCC has also made a capital contribution in the amount of approximately $70,000.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

For the quarter ended March 31, 2005, the Partnership recognized income of approximately $27,000 and expenses of approximately $64,000, resulting in a net loss of approximately $37,000. For the quarter ended March 31, 2004, the Partnership recognized income of approximately $54,000 and expenses of approximately $110,000, resulting in a net loss of approximately $55,000.

Lease income decreased by 50% to approximately $27,000 for the quarter ended March 31, 2005, from approximately $54,000 for the quarter ended March 31, 2004, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended March 31, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses increased 258% to approximately $28,000 for the quarter ended March 31, 2005, from $7,000 for the quarter ended March 31, 2004, which is primarily attributable to an increase in accounting fees of approximately $8,000 and an increase in remarketing fees of approximately $8,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 50% to approximately $1,000 for the quarter ended March 31, 2005, from approximately $3,000 for the quarter ended March 31, 2004, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 42% to approximately $23,000 for the quarter ended March 31, 2005, from approximately $96,000 for the quarter ended March 31, 2004 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases. Included in the March 31, 2004 amount of $98,000 is a charge of approximately $28,000, which is to record assets at their estimated fair value.

The Partnership sold computer equipment with a net book value of approximately $11,000 for the quarter ended March 31, 2005, for a net loss of approximately $10,000. The Partnership sold computer equipment with a net book value of approximately $2,000 for the quarter ended March 31, 2004, for a net gain of approximately $1,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2005.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.


PART II: OTHER INFORMATION

                      COMMONWEALTH INCOME & GROWTH FUND III

         Item 1.        LEGAL PROCEEDINGS.

                        N/A

         Item 2.        CHANGES IN SECURITIES.

                        N/A

         Item 3.        DEFAULTS UPON SENIOR SECURITIES.

                        N/A

         Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                        N/A

         Item 5.        OTHER INFORMATION.

                        N/A

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

                                         COMMONWEALTH INCOME & GROWTH
                                         FUND III
                                              BY: COMMONWEALTH INCOME &
                                              GROWTH FUND, INC. General Partner

May 16, 2005                             By: /s/ George S. Springsteen
------------                                 -------------------------
Date                                     George S. Springsteen
                                         President