Form 10-Q
period 2005-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2005-08-12
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                    FORM 10-Q
                                  JUNE 30, 2005

                                TABLE OF CONTENTS

                                     PART I
Item 1.   Condensed Financial Statements                                       3
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               12
Item 3.   Quantitative and Qualitative Disclosures About Market Risk          16
Item 4.   Controls and Procedures                                             16

                                     PART II
Item 1.   Legal Proceedings                                                   16
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.        16
Item 3.   Defaults Upon Senior Securities                                     17
Item 4.   Submission of Matters to a Vote of Securities Holders               17
Item 5.   Other Information                                                   17
          Index to Exhibits
Item 6.

          Signatures

          Certifications

                      COMMONWEALTH INCOME & GROWTH FUND III
                            CONDENSED BALANCE SHEETS

                                                                        JUNE 30,         DECEMBER 31,
                                                                         2005               2004
                                                                      -----------        -----------
                                                                      (UNAUDITED)
ASSETS

Cash and cash equivalents                                             $    16,649        $     6,000
Lease income receivable                                                     4,076              5,875
                                                                      -----------        -----------
                                                                           20,725             11,875
                                                                      -----------        -----------

Computer equipment, at cost                                               759,520            995,456
Accumulated depreciation                                                 (667,681)          (844,357)
                                                                      -----------        -----------
                                                                           91,839            151,099
                                                                      -----------        -----------

Equipment acquisition costs and deferred expenses, net                      2,222              4,139
                                                                      -----------        -----------

TOTAL ASSETS                                                          $   114,786        $   167,113
                                                                      ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable                                                      $    42,399        $    25,497
Accounts payable - affiliated limited partnerships                         50,690             46,723
Accounts payable - General Partner                                        109,508            102,089
Accounts payable - Commonwealth Capital Corp.                             185,180            212,458
Unearned lease income                                                           -                943
Other accrued expenses                                                     10,490             10,491
Notes payable                                                              40,516             60,243
                                                                      -----------        -----------
TOTAL LIABILITIES                                                         438,783            458,444
                                                                      -----------        -----------

PARTNERS' CAPITAL (DEFICIT)

General partner                                                             1,000              1,000
Limited partners                                                         (324,997)          (292,331)
                                                                      -----------        -----------

TOTAL PARTNERS' CAPITAL (DEFICIT)                                        (323,997)          (291,331)
                                                                      -----------        -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                     $   114,786        $   167,113
                                                                      ===========        ===========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                       CONDENSED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30                             JUNE 30
                                                            2005             2004               2005              2004
                                                          ---------        ---------          ---------        ---------
                                                                 (UNAUDITED)                         (UNAUDITED)
INCOME
Lease                                                     $  23,056        $  38,801          $  49,760        $  92,726
Interest and other                                            1,518                -              1,520                -
Gain on sale of computer equipment                                -            2,928                  -            4,044
                                                          ---------        ---------          ---------        ---------

TOTAL INCOME                                                 24,574           41,729             51,280           96,770
                                                          ---------        ---------          ---------        ---------

EXPENSES
Operating, excluding depreciation                            15,839           12,088             43,698           19,861
Equipment management fee - General Partner                    1,153            1,940              2,488            4,636
Interest                                                        619            1,097              1,405            2,445
Depreciation                                                 17,388           54,083             40,455          150,608
Amortization of equipment
  acquisition costs and deferred expenses                       618            1,398              1,916            3,249
Loss on sale of computer equipment                            1,396                              10,972
                                                          ---------        ---------          ---------        ---------

TOTAL EXPENSES                                               37,013           70,606            100,934          180,799
                                                          ---------        ---------          ---------        ---------

NET (LOSS)                                                $ (12,439)       $ (28,877)         $ (49,654)       $ (84,029)
                                                          =========        =========          =========        =========

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                        $  (0.08)        $   (0.19)         $   (0.33)       $   (0.56)
                                                          =========        =========          =========        =========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD           151,178          151,178            151,178          151,178
                                                          =========        =========          =========        =========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
               CONDENSED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                      (UNAUDITED)

                                                GENERAL          LIMITED
                                                PARTNER          PARTNER          GENERAL           LIMITED
                                                 UNITS            UNITS           PARTNER           PARTNER               TOTAL
                                                -------          -------          -------           -------               -----
PARTNERS' CAPITAL (DEFICIT) - DECEMBER 31, 2004      50          151,178         $   1,000        $  (292,331)         $  (291,331)
                                                 ------          -------         ---------        -----------          -----------
  Net income (loss)                                                                  1,042            (50,696)             (49,654)
  Capital contribution                                                              70,000                  -               70,000
  Forgiveness of payables                                                           52,500                  -               52,500
  Transfer of partners' capital                                                   (122,500)           122,500                    -
  Distributions                                                                     (1,042)          (104,470)            (105,512)
                                                 ------          -------         ---------        -----------          -----------
PARTNERS' CAPITAL (DEFICIT) - JUNE 30, 2005          50          151,178         $   1,000        $  (324,997)         $  (323,997)
                                                 ======          =======         =========        ===========          ===========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                        CONDENSED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                      2005             2004
                                                                    ---------        ---------
                                                                             (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  38,328        $  50,154
                                                                    ---------        ---------

INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment                        7,833            7,089
Capital Expenditures                                                        -           (2,249)
Equipment acquisition fees paid to General Partner                          -             (832)
                                                                    ---------        ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                               7,833            4,008
                                                                    ---------        ---------

FINANCING ACTIVITIES:
Contributions                                                          70,000          109,616
Distributions to partners                                            (105,512)        (158,749)
Debt Placement fee paid to the General Partner                              -             (186)
                                                                    ---------        ---------
NET CASH (USED IN) FINANCING ACTIVITIES                               (35,512)         (49,319)
                                                                    ---------        ---------

Net increase in cash and cash equivalents                              10,649            4,843
Cash and cash equivalents, beginning of period                          6,000              557
                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  16,649        $   5,400
                                                                    =========        =========

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

2.  BUSINESS PLAN     The Partnership has suffered recurring losses from
                      operations and has a deficit partners' capital of approximately $324,000 at June 30, 2005. The General
                      Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.
                      (See note 5)

                      The General Partner and CCC will continue to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership.

                      The General Partner and CCC may fund, either through cash contributions and/or forgiveness of indebtedness, the amounts necessary to fund, if any, distributions to limited partners.

                      Due to the recurring losses from operations, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2005 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied.

                      The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis during 2005 to make this determination.

3.  SUMMARY OF        BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING        The financial information presented as of any date other
    POLICIES          than December 31 has been prepared from the books and
                      records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form
                      10-K for the year ended December 31, 2004. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.

                      LONG-LIVED ASSETS

                      The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed as of June 30, 2005.

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

                      Through June 30, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                      Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the six-month period ended June 30, 2005 and 2004, remarketing fees were paid in the amount of $10,000and $500, respectively.

                      The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2005 and December 31, 2004 was approximately $89,000 and $137,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2005 and December 31, 2004 was approximately $1,741,000 and $1,859,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2005 and December 31, 2004 was approximately $0 for both periods, and the total outstanding debt at June 30, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

                      The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2005:

                                                                        Amount
                      ----------------------------------------------------------
                       Six Months ended December 31, 2005             $  27,000
                       Year Ended December 31, 2006                      28,000
                       Year Ended December 31, 2007                      13,000
                       Year Ended December 31, 2008                       1,000
                                                                      ---------
                                                                      $ 69,000
                      ==========================================================

5.  RELATED PARTY     FORGIVENESS OF RELATED PARTY PAYABLES
    TRANSACTIONS
                      During the six months ended June 30, 2005, CCC forgave payables owed to them by the Partnership in the amount of approximately $53,000. During the six months ended June
                      30, 2005, CCC, through the General Partner, made a capital contribution in the amount of approximately $70,000.

                      REIMBURSABLE EXPENSES

                      The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six months ended June 30, 2005 and 2004, the Partnership recorded $8,000 for both periods, for reimbursement of expenses to the General Partner.

                      EQUIPMENT MANAGEMENT FEE

                      The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                      (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six months ended June 30, 2005 and 2004, equipment management fees of approximately $2,000 and $5,000, respectively, were earned by the General Partner.

6.  NOTES PAYABLE     Notes payable consisted of the following:

                                                         JUNE 30,   DECEMBER 31,
                                                          2005         2004
                      ----------------------------------------------------------

                      Installment notes payable to
                      banks; interest ranging from
                      6.25% to 6.75%, due in monthly
                      installments ranging from $123
                      to $1,735, including interest,
                      with final payments due from
                      February through April 2005.      $       -     $   10,305

                      Installment notes payable to
                      banks; interest at 6.0%, due
                      in monthly installments
                      ranging from $320 to $394,
                      including interest, with final
                      payments from March through
                      December 2006.                        9,576         13,503

                      Installment notes payable to
                      banks; interest at 5.5%, due
                      in monthly installments of
                      $1,073, including interest,
                      with final payments in January
                      2008.                                30,940         36,438
                                                        ---------     ----------
                                                        $  40,516     $   60,246
                                                        =========     ==========

                      These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2005 are as follows:

                                                                        Amount
                      ----------------------------------------------------------
                        Six months ended December 31, 2005            $    9,698
                        Year ended December 31, 2006                      17,307
                        Year ended December 31, 2007                      12,443
                        Year ended December 31, 2008                       1,068
                                                                      ----------
                                                                      $   40,516
                                                                      ==========

7.  SUPPLEMENTAL      Other noncash activities included in the determination of
    CASH FLOW         net loss are as follows:
    INFORMATION

Six months ended June 30,                                      2005       2004
--------------------------------------------------------------------------------

Lease income, net of interest expense on
  notes payable realized as a result of
  direct payment of principal by lessee to
  bank                                                       $ 19,727  $  53,220

                      No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

  Non-cash operating, investing and financing activities include the following:

Six months ended June 30,                                       2005      2004
--------------------------------------------------------------------------------
Forgiveness of related party payables
  recorded as a capital contribution                         $ 52,500  $ 132,165
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

REVENUE RECOGNITION

Through June 30, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the six months ended June 30, 2005 was a capital contribution from the General Partner of approximately $70,000. The Partnership's primary source of capital for the six months ended June 30, 2004 was cash from operations of approximately $50,000 and a capital contribution from the General Partner of $110,000. The primary use of cash for the six months ended June 30, 2005 and 2004 was for payments of preferred distributions to partners of approximately $106,000 and $159,000, respectively.

For the six month period ending June 30, 2005, the Partnership generated cash flow from operating activities of approximately $38,000, which includes net loss of approximately $50,000, a loss on sale of equipment of approximately $11,000 and depreciation and amortization expenses of approximately $42,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $20,000.

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

The Partnership sold computer equipment for the six months ending June 30, 2005 with a net book value of approximately $19,000 for a net loss on sale of equipment of approximately $11,000. For the period ended June 30, 2004, the Partnership sold computer equipment with a net book value of approximately $3,000 for a net gain on sale of equipment of approximately $4,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $27,000 for the balance of the year ending December 31, 2005 and $42,000 thereafter. At June 30, 2005, the outstanding debt was $41,000, with interest rates ranging from 5.5% to 6.00%, and will be payable through January 2008.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2005 and December 31, 2004 was approximately $89,000 and $137,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2005 and December 31, 2004 was approximately $1,741,000 and $1,859,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2005 and December 31, 2004 was approximately $0 for both periods, and the total outstanding debt at June 30, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

During the period ended June 30, 2005 CCC, forgave payables owed to them by the Partnership in the amount of approximately $53,000. CCC has also made a capital contribution in the amount of approximately $70,000.

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts owing to allow for distributions to limited partners. The Partnership intends to purchase additional equipment once funds become available through either future rentals from existing leases, extensions from those existing leases or through sale of equipment.

The General Partner and CCC will continue to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership. The General Partner and CCC may fund, either through cash contributions and/or forgiveness of indebtedness, the amounts necessary to fund, if any, distributions to limited partners.

The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis in 2005.

RESULTS OF OPERATIONS

Three months Ended June 30, 2005 compared to Three months Ended June 30, 2004

For the quarter ended June 30, 2005, the Partnership recognized income of approximately $25,000 and expenses of approximately $37,000, resulting in a net loss of approximately $12,000. For the quarter ended June 30, 2004, the Partnership recognized income of approximately $42,000 and expenses of approximately $71,000, resulting in a net loss of approximately $29,000.

Lease income decreased by 41% to approximately $23,000 for the quarter ended June 30, 2005, from approximately $39,000 for the quarter ended June 30, 2004, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses increased 31% to approximately $16,000 for the quarter ended June 30, 2005, from $12,000 for the quarter ended June 30, 2004, which is primarily attributable to an increase in accounting fees of approximately $6,000 and an increase in remarketing fees of approximately $1,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 50% to approximately $1,000 for the quarter ended June 30, 2005, from approximately $2,000 for the quarter ended June 30, 2004, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 68% to approximately $18,000 for the quarter ended June 30, 2005, from approximately $55,000 for the quarter ended June 30, 2004 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of approximately $8,000 for the quarter ended June 30, 2005, for a net loss of approximately $1,000. The Partnership sold computer equipment with a net book value of approximately $1,000 for the quarter ended June 30, 2004, for a net gain of approximately $3,000.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

For the six months ended June 30, 2005, the Partnership recognized income of approximately $51,000 and expenses of approximately $101,000, resulting in a net loss of approximately $50,000. For the six months ended June 30, 2004, the Partnership recognized income of approximately $97,000 and expenses of approximately $181,000, resulting in a net loss of approximately $84,000.

Lease income decreased by 46% to approximately $50,000 for the six months ended June 30, 2005, from approximately $93,000 for the six months ended June 30, 2004, primarily due to the fact that more lease agreements ended than new lease agreements were acquired since the six months ended June 30, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses increased 120% to approximately $44,000 for the six months ended June 30, 2005, from $20,000 for the six months ended June 30, 2004, which is primarily attributable to an increase in accounting fees of approximately $14,000, and an increase in remarketing fees of approximately $9,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 60% to approximately $2,000 for the six months ended June 30, 2005, from approximately $5,000 for the six months ended June 30, 2004, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 72% to approximately $42,000 for the six months ended June 30, 2005, from approximately $154,000 for the six months ended June 30, 2004 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases. Included in the June 30, 2004 amount of $154,000 is an impairment charge of approximately $28,000, which is to record an asset at its estimated fair value.

The Partnership sold computer equipment with a net book value of approximately $19,000 for the six months ended June 30, 2004, for a net loss of approximately $11,000. The Partnership sold computer equipment with a net book value of approximately $3,000 for the six months ended June 30, 2004, for a net gain of approximately $4,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2005.

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

Based upon this review, the General Partner's Chief Executive Officer and the a Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

                                    COMMONWEALTH INCOME & GROWTH
                                    FUND III
                                         BY: COMMONWEALTH INCOME &
                                         GROWTH FUND, INC. General Partner

August 12, 2005                     By: /s/ Kimberly A. Springsteen
---------------                        ----------------------------
Date                                Kimberly A. Springsteen
                                    President