Form 10-Q
period 2005-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2005-11-10
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                    FORM 10-Q
                               SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Condensed Financial Statements                                      3
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16
Item 4.  Controls and Procedures                                            16

                                  PART II
Item 1.  Legal Proceedings                                                  17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.       17
Item 3.  Defaults Upon Senior Securities                                    17
Item 4.  Submission of Matters to a Vote of Securities Holders              17
Item 5.  Other Information                                                  17
Item 6.  Index to Exhibits                                                  17

         Signatures

         Certifications

                               COMMONWEALTH INCOME & GROWTH FUND III
                                      CONDENSED BALANCE SHEETS

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                            2005              2004
                                                        -----------       -----------
                                                        (UNAUDITED)
ASSETS

Cash and cash equivalents                                $   2,256        $   6,000
Lease income receivable, net of reserves of $0 at
     September 30, 2005 and December 31, 2004                6,175            5,875
                                                         ---------        ---------
                                                             8,431           11,875
                                                         ---------        ---------


Computer equipment, at cost                                716,616          995,456
Accumulated depreciation                                  (643,105)        (844,357)
                                                         ---------        ---------
                                                            73,511          151,099
                                                         ---------        ---------

Equipment acquisition costs and deferred expenses, net       1,962            4,139
                                                         ---------        ---------

TOTAL ASSETS                                             $  83,904        $ 167,113
                                                         =========        =========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable                                         $  27,304        $  25,497
Accounts payable - affiliated limited partnerships          50,713           46,723
Accounts payable - General Partner                         110,552          102,089
Accounts payable - Commonwealth Capital Corp.              188,809          212,458
Unearned lease income                                          122              943
Other accrued expenses                                      10,490           10,491
Notes payable                                               35,701           60,243
                                                         ---------        ---------
TOTAL LIABILITIES                                          423,691          458,444
                                                         ---------        ---------

PARTNERS' CAPITAL (DEFICIT)

General partner                                              1,000            1,000
Limited partners                                          (340,787)        (292,331)
                                                         ---------        ---------

TOTAL PARTNERS' CAPITAL (DEFICIT)                         (339,787)        (291,331)
                                                         ---------        ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)        $  83,904        $ 167,113
                                                         =========        =========

            see accompanying notes to condensed financial statements

                                              COMMONWEALTH INCOME & GROWTH FUND III
                                                CONDENSED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30                  SEPTEMBER 30
                                                          2005            2004           2005           2004
                                                       ---------       ---------       ---------       ---------
                                                              (UNAUDITED)                      (UNAUDITED)
INCOME
Lease                                                  $  17,925       $  33,535       $  67,686       $ 126,261
Interest and other                                             -           4,729           1,518           4,729
Gain on sale of computer equipment                         1,168           2,407               -           6,451
                                                       ---------       ---------       ---------       ---------


TOTAL INCOME                                              19,093          40,671          69,204         137,441
                                                       ---------       ---------       ---------       ---------
EXPENSES
Operating, excluding depreciation                          5,569           6,436          49,267          (3,436)
Equipment management fee - General Partner                   896           1,677           3,384           6,313
Interest                                                     546             769           1,951           3,214
Depreciation                                              16,479          32,203          56,934         182,811
Amortization of equipment
  acquisition costs and deferred expenses                    260           1,261           2,176           4,510
Loss on sale of computer equipment                             -                           9,804
                                                       ---------       ---------       ---------       ---------
TOTAL EXPENSES                                            23,750          42,346         123,516         193,412
                                                       ---------       ---------       ---------       ---------

NET (LOSS)                                             $  (4,657)      $  (1,675)      $ (54,312)      $ (55,971)
                                                       =========       =========       =========       =========

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                     $   (0.03)      $   (0.01)      $   (0.36)      $   (0.37)
                                                       =========       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD        151,178         151,178         151,178         151,178
                                                       =========       =========       =========       =========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
               CONDENSED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                              (UNAUDITED)

                                                       GENERAL    LIMITED
                                                       PARTNER    PARTNER       GENERAL      LIMITED
                                                        UNITS       UNITS       PARTNER      PARTNER          TOTAL
                                                       ------      -------      -------     ----------      ---------
PARTNERS' CAPITAL (DEFICIT) - DECEMBER 31, 2004            50      151,178      $ 1,000     $ (292,331)     $(291,331)
  Net income (loss)                                                               1,231        (55,543)       (54,312)
  Capital contribution                                                           77,771              -         77,771
  Forgiveness of payables                                                        52,500              -         52,500
  Transfer of partners' capital                                                (130,271)       130,271              -
  Distributions                                                                  (1,231)      (123,184)      (124,415)
                                                       ------      -------      -------     ----------      ---------
PARTNERS' CAPITAL (DEFICIT) - SEPTEMBER 30, 2005           50      151,178      $ 1,000     $ (340,787)     $(339,787)
                                                       ======      =======      =======     ==========      =========





            see accompanying notes to condensed financial statements

                                  COMMONWEALTH INCOME & GROWTH FUND III
                                    CONDENSED STATEMENTS OF CASH FLOW
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                         2005            2004
                                                      ---------       ---------
                                                             (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES             $  32,050       $ 231,028
                                                      ---------       ---------
INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment         10,850          13,743
Capital Expenditures                                          -          (2,249)
Equipment acquisition fees paid to General Partner            -            (832)
                                                      ---------       ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                10,850          10,662
                                                      ---------       ---------

FINANCING ACTIVITIES:
Contributions                                            77,771               -
Distributions to partners                              (124,415)       (238,124)
Debt Placement fee paid to the General Partner                -            (186)
                                                      ---------       ---------
NET CASH (USED IN) FINANCING ACTIVITIES                 (46,644)       (238,310)
                                                      ---------       ---------

Net increase in cash and cash equivalents                 3,744           3,380
Cash and cash equivalents, beginning of period            6,000             557
                                                      ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   2,256       $   3,937
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

2.  BUSINESS PLAN    The Partnership has suffered recurring losses from
                     operations and has a deficit partners' capital of approximately $341,000 at September 30, 2005. The General
                     Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.
                     (See note 5)

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

                     The General Partner intends to review and reassess the Partnership's business plan during the remainder of 2005 to make this determination.

3.  SUMMARY OF       BASIS OF PRESENTATION
    SIGNIFICANT
    ACCOUNTING       The financial information presented as of any date other
    POLICIES         than December 31 has been prepared from the books and
                     records without audit. Financial information as of December
                     31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended
                     December 31, 2004. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.

                     LONG-LIVED ASSETS

                     The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed as of September 30, 2005.

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

                     Through September 30, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                     Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the nine-month period ended September 30, 2005 and 2004, remarketing fees were paid in the amount of $12,000 and $700, respectively.

                     The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2005 and December 31, 2004 was approximately $89,000 and $137,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2005 and December 31, 2004 was approximately $1,741,000 and $1,859,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2005 and December 31, 2004 was approximately $0 for both periods, and the total outstanding debt at September 30, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

                     The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2005:

                                                                     Amount
                     --------------------------------------------   ---------
                     Three months ended December 31, 2005           $  16,000
                     Year Ended December 31, 2006                      28,000
                     Year Ended December 31, 2007                      13,000
                     Year Ended December 31, 2008                       1,000
                                                                     --------
                                                                    $  58,000
                     ========================================================

5.  RELATED PARTY    FORGIVENESS OF RELATED PARTY PAYABLES
    TRANSACTIONS
                     During the nine months ended September 30, 2005, CCC forgave payables owed to them by the Partnership in the amount of approximately $53,000. During the nine months ended September 30, 2005, CCC, through the General Partner, made a capital contribution in the amount of approximately
                     $78,000.

                     REIMBURSABLE EXPENSES

                     The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2005 and 2004, the Partnership recorded $14,000 and $18,000, respectively, for reimbursement of expenses to the General Partner.

                     EQUIPMENT MANAGEMENT FEE

                     The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine months ended September 30, 2005 and 2004, equipment management fees of approximately $3,000 and $6,000, respectively, were earned by the General Partner.

6.  NOTES PAYABLE    Notes payable consisted of the following:

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                               2005           2004
                     ----------------------------------------------------------------------------------
                     Installment notes payable to banks; interest
                     ranging from 6.25% to 6.75%, due in monthly
                     installments ranging from $123 to $1,735,
                     including interest, with final payments due from
                     February through April 2005                          $      -           $10,305

                     Installment notes payable to banks; interest at
                     6.0%, due in monthly installments ranging from
                     $320 to $394, including interest, with final
                     payments from March through December
                     2006                                                    7,567            13,503

                     Installment notes payable to banks; interest at
                     5.5%, due in monthly installments of $1,073,
                     including interest, with final payments in
                     January 2008                                           28,134            36,438
                                                                           -------           -------
                                                                           $35,701           $60,246
                                                                           =======           =======

                                    These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2005 are as follows:

                                                                                               Amount
                                    -----------------------------------------------------------------
                                    Three months ended December 31, 2005                      $ 4,883
                                    Year ended December 31, 2006                               17,307
                                    Year ended December 31, 2007                               12,443
                                    Year ended December 31, 2008                                1,068
                                                                                              -------
                                                                                              $35,701
                                                                                              =======

7.  SUPPLEMENTAL     Other noncash activities included in the determination of
    CASH FLOW        net loss are as follows:
    INFORMATION

Nine months ended September 30,                                       2005               2004
---------------------------------------------------------------------------------------------

Lease income, net of interest expense on
     notes payable realized as a result of
     direct payment of principal by lessee to bank
                                                                  $ 24,542           $ 72,091

                No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

      Non-cash operating, investing and financing activities include the following:

Nine months ended September 30,                                       2005               2004
---------------------------------------------------------------------------------------------
Forgiveness  of related party  payables  recorded as a
     capital contribution                                         $ 52,500          $ 132,165
=============================================================================================

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

REVENUE RECOGNITION

Through September 30, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the nine months ended September 30, 2005 was a capital contribution from the General Partner of approximately $78,000. The Partnership's primary source of capital for the nine months ended September 30, 2004 was cash from operations of approximately $74,000 and a capital contribution from the General Partner of $157,000. The primary use of cash for the nine months ended September 30, 2005 and 2004 was for payments of preferred distributions to partners of approximately $124,000 and $238,000, respectively.

For the nine month period ending September 30, 2005, the Partnership generated cash flow from operating activities of approximately $32,000, which includes net loss of approximately $54,000, a loss on sale of equipment of approximately $10,000 and depreciation and amortization expenses of approximately $59,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $25,000.

For the nine month period ending September 30, 2004, the Partnership generated cash flow from operating activities of approximately $231000, which includes net loss of approximately $56,000, a gain on sale of equipment of approximately $6,000 and depreciation and amortization expenses of approximately $187,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $72,000.

The Partnership sold computer equipment for the nine months ending September 30, 2005 with a net book value of approximately $21,000 for a net loss on sale of equipment of approximately $10,000. For the period ended September 30, 2004, the Partnership sold computer equipment with a net book value of approximately $7,000 for a net gain on sale of equipment of approximately $6,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $16,000 for the balance of the year ending December 31, 2005 and $42,000 thereafter. At September 30, 2005, the outstanding debt was $36,000, with interest rates ranging from 5.5% to 6.00%, and will be payable through January 2008.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at September 30, 2005 and December 31, 2004 was approximately $89,000 and $137,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2005 and December 31, 2004 was approximately $1,741,000 and $1,859,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at September 30, 2005 and December 31, 2004 was approximately $0 for both periods, and the total outstanding debt at September 30, 2005 and December 31, 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

During the period ended September 30, 2005 CCC, forgave payables owed to them by the Partnership in the amount of approximately $53,000. CCC has also made a capital contribution in the amount of approximately $78,000.

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

The General Partner intends to review and reassess the Partnership's business plan during the remainder of 2005.


RESULTS OF OPERATIONS

Three months Ended September 30, 2005 compared to Three months Ended September 30, 2004

For the quarter ended September 30, 2005, the Partnership recognized income of approximately $19,000 and expenses of approximately $24,000, resulting in a net loss of approximately $5,000. For the quarter ended September 30, 2004, the Partnership recognized income of approximately $41,000 and expenses of approximately $43,000, resulting in a net loss of approximately $2,000.

Lease income decreased by 47% to approximately $18,000 for the quarter ended September 30, 2005, from approximately $34,000 for the quarter ended September 30, 2004, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended September 30, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses decreased 13% to approximately $5,500 for the quarter ended September 30, 2005, from $6,400 for the quarter ended September 30, 2004, which is primarily attributable to a decrease in the amount charged by CCC, a related party, to the Partnership for administration and operation of approximately $4,000 and an increase in outside service fees of $1,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 50% to approximately $1,000 for the quarter ended September 30, 2005, from approximately $2,000 for the quarter ended September 30, 2004, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 50% to approximately $17,000 for the quarter ended September 30, 2005, from approximately $34,000 for the quarter ended September 30, 2004 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment with a net book value of approximately $2,000 for the quarter ended September 30, 2005, for a net gain of approximately $1,000. The Partnership sold computer equipment with a net book value of approximately $4,000 for the quarter ended September 30, 2004, for a net gain of approximately $2,000.

Nine months Ended September 30, 2005 compared to Nine months Ended September 30, 2004

For the nine months ended September 30, 2005, the Partnership recognized income of approximately $69,000 and expenses of approximately $123,000, resulting in a net loss of approximately $54,000. For the nine months ended September 30, 2004, the Partnership recognized income of approximately $137,000 and expenses of approximately $193,000, resulting in a net loss of approximately $56,000.

Lease income decreased by 46% to approximately $68,000 for the nine months ended September 30, 2005, from approximately $126,000 for the nine months ended September 30, 2004, primarily due to the fact that more lease agreements ended than new lease agreements were acquired since the nine months ended September 30, 2004.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses increased to approximately $49,000 for the nine months ended September 30, 2005, from ($3,000) for the nine months ended September 30, 2004, which is primarily attributable to an increase in the amount charged by CCC, a related party, to the Partnership for administration and operation of approximately $23,000 and an increase in accounting fees of approximately $14,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 50% to approximately $3,000 for the nine months ended September 30, 2005, from approximately $6,000 for the nine months ended September 30, 2004, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 68% to approximately $59,000 for the nine months ended September 30, 2005, from approximately $187,000 for the nine months ended September 30, 2004 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases. Included in the September 30, 2004 amount of $187,000 is an impairment charge of approximately $28,000, which is to record an asset at its estimated fair value.

The Partnership sold computer equipment with a net book value of approximately $21,000 for the nine months ended September 30, 2004, for a net loss of approximately $10,000. The Partnership sold computer equipment with a net book value of approximately $7,000 for the nine months ended September 30, 2004, for a net gain of approximately $6,000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.


ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2005.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

                                    COMMONWEALTH INCOME & GROWTH FUND III
                                         BY: COMMONWEALTH INCOME &
                                         GROWTH FUND, INC. General Partner

November 10, 2005                   By:  /s/ Kimberly A. Springsteen
-----------------                        ---------------------------
Date                                     Kimberly A. Springsteen
                                         President