Form 10-K
period 2005-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2006-03-31
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

           Title of each class to                  Name of exchange on
              be so registered                      which each class
                                                   is to be registered

                   None                                    N/A
                   ----                                    ---


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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

         Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

         Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act): YES [ ] NO [X]

                                    FORM 10-K
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                         PART I
Item 1.   Business                                                             3
Item 1A.  Risk Factors                                                        11
Item 1B.  Unresolved Staff Comments                                           12
Item 2.   Properties                                                          12
Item 3.   Legal Proceedings                                                   12
Item 4.   Submission of Matters to a Vote of Security Holders                 12

                                        PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   12
Item 6.   Selected Financial Data                                             15
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               16
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          20
Item 8.   Financial Statements and Supplementary Data                         20
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                20
Item 9A.  Controls and Procedures                                             21
Item 9B.  Other Information                                                   21

                                        PART III
Item 10.  Directors and Executive Officers of the Registrant                  21
Item 11.  Executive Compensation                                              24
Item 12.  Security Ownership of Certain Beneficial Owners and Management      25
Item 13.  Certain Relationships and Related Transactions                      25
Item 14.  Principal Accountant Fees and Services                              31

                                        PART IV
Item 15.  Exhibits and Financial Statements                                   32

          Index to Exhibits

          Signatures

          Certifications

PART I

ITEM 1:    BUSINESS

GENERAL

     Commonwealth Income & Growth Fund III ("CIGF3") was formed on April 17, 1997, under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership began offering $15,000,000 of Units of Limited Partnership to the public on July 25, 1997. On January 27, 1998, the Partnership received and accepted subscription proceeds of $1,526,000, which exceeded the minimum offering amount of $1,500,000 and the funds were released from escrow. The partnership terminated its offering of units on July 31, 2000, with 151,178 Units ($3,023,569) admitted as Limited Partners of the Partnership.

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

     As of December 31, 2005, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

     The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2005, the Partnership has not entered into any such agreements.

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

     The Partnership has suffered recurring losses from operations and has a deficit partners' capital of approximately $280,000 at December 31, 2005. The General Partner and Commonwealth Capital Corp. (CCC) have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.

     The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through 2006. No fees will be charged to the fund during 2006. CCC commits to fund distributions through March 2006, at which time we will reassess the operations of the fund.

     Due to the recurring losses from operations, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2006 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied.

     The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis during 2006.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2005, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 20 different companies located throughout the United States. The allocations are as follows:


                       EQUIPMENT TYPE             APPROXIMATE %
                    --------------------          -------------
                          Servers                      36%
                     High-End Printers                 32%
                    Data Communications                18%
                        Workstations                   14%
                                                 -------------
                           TOTAL                      100%
                                                 -------------

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

     The Partnership intends to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner intends to lease most of the Equipment purchased by the

Partnership to third parties pursuant to Operating Leases. Operating
Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to, and retain a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31 2005, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

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

     The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2005, all leases that have been entered into are "triple net leases".

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

     The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2005, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

     The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned by the Partnership, or subject to Conditional Sales Contract (except that the partnership may not incur any indebtedness to acquire Equipment until the net proceeds of the Offering are fully invested, or committed to investment, in Equipment. The Partnership will incur only non-recourse debt that is secured by Equipment and lease income there from. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2005, the aggregate non-recourse debt outstanding of $31,000 was approximately 4.2% of the aggregate cost of Equipment owned.

     The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2005, the Partnership has not exercised this option.

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

     Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash that might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2005, no such agreements existed.

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

REFINANCING POLICIES

     Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2005, the Partnership has not refinanced any of its debt.

     Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

     Due to the recurring losses from operations, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2006 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied.

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

Through March 17, 2006, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                               EQUIPMENT            PURCHASE      LIST        MONTHLY     LEASE
        LESSEE               MFG              DESCRIPTION            PRICE        PRICE         RENT      TERM
-----------------------   ----------   -------------------------   ----------   ----------   ----------   -----
Lucent                    SUN          (12) Workstations           $  139,596   $  239,340   $    3,857     32
Lucent                    SUN          Server                         445,714      739,350       12,120     32
Chase                     SUN          Server                         252,681      394,360        6,493     36
Cendant                   SUN          Server                         131,470      221,095        3,216     36
Cendant                   SUN          Server upgrade                  40,382       39,590        1,425     31
Chase                     STK          Timberline drive               407,908    1,134,830       12,346     24
Chrysler                  IBM          Controller                      19,496       24,200          731     24
Chrysler                  IBM          Controller                      18,392       24,200          731     24
Kaiser                    IBM          (7) Workstations               373,747      513,741        9,952     36
Kaiser                    IBM          (4) Workstations               187,398      271,949        4,983     36
Kaiser                    CISCO        (26) Routers                   153,093      258,778        3,929     36
International Paper       DEC          (2) Servers                    140,857      184,372        4,042     32
CMGI                      CISCO        Server                         140,579      187,345        3,973     35

CMGI                      SUN          Workstations                    24,342       32,029          937     24
AT&T                      ASX          Controllers                     58,048       59,106        1,654     36
GE Medical                COMPAQ       Servers                         18,754       28,300          515     36
GE Medical                COMPAQ       Servers                         21,716       32,750          596     36
GE Medical                COMPAQ       Servers                         42,881       64,750        1,162     36
GE Medical                COMPAQ       Servers                         56,039       84,525        1,573     36
GE Medical                COMPAQ       Servers                         44,943       67,780        1,236     36
GE Medical                LEXMARK      Printers                        31,809       48,000          849     36
GE Medical                LEXMARK      Printers                        20,655       32,000          552     36
GE Medical                TEKRONIX     Monitors                        48,252       99,350        1,845     36
CMGI                      CISCO        Routers                         88,103      115,168        2,495     36
Lennox                    BayNetwork   Routers                        441,115      598,754        3,465     36
Thomson Consumer          Printronix   Printers                       233,298      325,862        6,343     36
Thomson Consumer          NORTEL       Routers                        134,394      203,840        3,747     36
GE Medical                SUN          (32) Workstations              139,961      211,970        3,831     35
Thomson Consumer          XEROX        Printer/Scanner/Plotter         20,384       30,720          792     24
AOL                       SUN          Servers                         22,163       34,010          604     35
Morgan Stanley            SUN          Servers                        154,053      199,655        4,685     33
Hartford Insurance        IBM          Directors                      744,597      901,500       19,800     36
Training A La             COMPAQ       Workstation                      4,337        4,950          123     35
Vatterott Ed Ctr          DELL         Workstation                     32,549       39,755          844     36
Vatterott Ed Ctr          DELL         Workstation                     23,207       26,317          649     35
Vatterott Ed Ctr          DELL         Workstation                     12,899       14,746          363     35
Vatterott Ed Ctr          DELL         Workstation                     60,604       84,155        1,735     34
Triumph Pharm             DELL         Workstation                     11,094       13,178          382     28
AOL                       SUN          Servers                        110,713      116,754        3,661     27
GE Medical                SUN          Servers                         30,000       34,456          782     36
Open Systems              IBM          Workstations                     7,942       10,060          320     23
TDI                       IBM          Workstations                    12,867       15,690          394     32
Kellogg                   CANNON       Printers                        42,269       49,218        1,072     39

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

EMPLOYEES

     The Partnership had no employees during 2005 and receives administrative and other services from a related party, CCC, which has 51 employees as of December 31, 2005.

ITEM 1A:   RISK FACTORS

THERE IS NO PUBLIC MARKET FOR THE UNITS, AND YOU MAY BE UNABLE TO SELL OR TRANSFER YOUR UNITS AT A TIME AND PRICE OF YOUR CHOOSING

There exists no public market for the units, and the General Partner does not expect a public market for units to develop. The units cannot be pledged or transferred without the consent of the General Partner. The units should be purchased as a long-term investment only. The General Partner limits the number of transfers to no more than that number permitted by one of the safe harbors available under the tax laws and regulations to prevent CIGF3 from being taxed as a corporation. Generally, these safe harbors require that all nonexempt transfers and redemptions of units in any calendar year not exceed two percent of the outstanding interests in the capital or profits of CIGF3.

The General Partner has sole discretion in deciding whether we will redeem units in the future. Consequently, you may not be able to liquidate your investment in the event of an emergency. You must be prepared to hold your units for the life of CIGF3. You may be able to resell your units, if at all, only at a discount to the offering price, which may be significant, and the redemption or sale price may be less than the price you originally paid for your units.

INFORMATION TECHNOLOGY EQUIPMENT WE PURCHASE WILL DEPRECIATE IN VALUE AND/OR BECOME OBSOLETE OR LOSE VALUE AS NEW TECHNOLOGY IS DEVELOPED, WHICH CAN REDUCE THE VALUE OF YOUR UNITS AND YOUR ULTIMATE CASH RETURN.

Residual value is the amount realized upon the sale or release of equipment when the original lease has expired. The residual value of our equipment may decline if technological advancements make it obsolete or change market preferences. The residual value depends on, among other factors, the condition of the equipment, the cost of comparable new equipment, the technological obsolescence of the equipment and supply and demand for the equipment.

In either of these events, the equipment we purchased may have little or no residual value. This will result in insufficient assets for us to distribute cash in a total amount equal to the invested capital of the Limited Partners over the term of our existence. Also, such an occurrence may reduce the value of the units. There is no limitation on the amount of used equipment which CIGF3 may acquire. The acquisitions of used equipment may increase the risk that such equipment will become obsolete so that it will have little or no residual value.

ANY DELAY IN ACQUIRING EQUIPMENT WILL DIMINISH OUR RETURNS.

Due to competition with other lessors, we may experience difficulty in obtaining and leasing appropriate equipment. Our ability to acquire and lease equipment may also be adversely affected by interest rates, the availability of capital or increases in corporate liquidity, since prospective lessees may prefer to raise capital, incur debt or use internally-generated cash to purchase equipment rather than enter the leasing market

ITEM 1B:   UNRESOLVED STAFF COMMENTS

               NOT APPLICABLE

ITEM 2:    PROPERTIES

               NOT APPLICABLE

ITEM 3:    LEGAL PROCEEDINGS

               NOT APPLICABLE

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no public market for the Units nor is it anticipated that one will develop. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units. As of December 31, 2005, there were 166 holders of Units.

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

     Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2005, 2004 and 2003.

     QUARTER ENDED            2005           2004           2003
     ------------------   ------------   ------------   ------------
     March 31             $     78,591   $     78,591   $     78,591

     June 30                    25,879         78,591         78,592

     September 30               18,714         78,591         78,591

     December 31                18,709         78,591         78,594
                          ------------   ------------   ------------
                          $    141,893   $    314,364   $    314,368
                          ============   ============   ============

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

                                                          YEAR ENDED DECEMBER 31
                                 ------------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:       2005           2004           2003           2002           2001
------------------------------   ------------   ------------   ------------   ------------   ------------
     Lease Income                $     83,682   $    151,391   $    391,419   $    784,368   $  1,106,345

      Net (Loss)                      (62,555)       (95,141)      (156,223)      (291,844)      (270,627)

  Cash Distributions                  143,313        317,498        317,500        317,498        317,497

Net (Loss) allocated to
   Limited Partners                   (63,975)       (98,275)      (159,355)      (294,978)      (273,760)

Net (Loss) per Limited
     Partner Unit                       (0.42)         (0.63)         (1.03)         (1.93)         (1.81)

Cash Distribution per
 Limited Partner Unit                    0.94           2.10           2.10           2.10           2.10

                                                            AS OF DECEMBER 31,
                                 ------------------------------------------------------------------------
         OTHER DATA:                 2005           2004           2003           2002           2001
------------------------------   ------------   ------------   ------------   ------------   ------------
     Net cash provided by
     operating activities        $     42,387   $    269,057   $    255,697   $    183,015   $    396,196

  Net cash provided by (used
   in) investing activities            10,850          5,338         61,863        132,079       (182,929)

 Net cash (used in) provided
   by financing activities            (48,904)      (268,952)      (317,500)      (319,702)      (318,892)

                                                            AS OF DECEMBER 31
                                 ------------------------------------------------------------------------
                                     2005           2004           2003           2002           2001
                                 ------------   ------------   ------------   ------------   ------------
        Total Assets             $     71,442   $    167,113   $    336,461   $    766,233   $  1,427,609

        Notes Payable                  30,817         60,243         91,436        253,767        344,324

 Partners' (Deficit) Capital         (280,289)      (291,331)         2,748        328,315        937,657

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

REVENUE RECOGNITION

Through December 31, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2005, the Partnership generated cash flow from operating activities of $42,000, which includes net loss of $63,000 reduced by depreciation and amortization expenses of $85,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of $29,000.

The Partnership's primary sources of capital for the years ended December 31, 2005, 2004 and 2003 were cash from operations of $42,000, $269,000 and $256,000, respectively, and proceeds from the sale of computer equipment of $11,000, $14,000 and $62,000, respectively. The primary uses of cash for the years ended December 31, 2005, 2004 and 2003, were the payment of preferred distributions to partners totaling $143,000, $317,500 and $317,500, respectively, and capital expenditures for new equipment totaling $6,000 for the year ended December 31, 2004. There were no capital expenditures or acquisition fees for the year ended December 31, 2005 and 2003.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2005, the Partnership had future minimum rentals on noncancellable operating leases of $28,400 for the year ended 2006 and $14,000 thereafter. The Partnership did not incur any debt in 2005 and 2003. The partnership incurred debt during 2004 in the amount of $57,000. At December 31, 2005, the outstanding debt was $31,000, with interest rates ranging from 5.5% to 6.0%, and will be payable through January 2008.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's share of the computer equipment in which they participate at December 31, 2005 and 2004 was approximately $89,000 and $137,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2005 and 2004 was approximately $1,741,000 and $1,859,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2005 and 2004 was approximately $0 and $400, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2005 and 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

During the year ended December 31, 2005, 2004, and 2003, the General Partner and one of its affiliates, CCC, forgave payables owed to them by the Partnership in the amount of approximately $122,000, $69,000, and $148,000, respectively and have deferred payments on other amounts owed to allow for distributions to limited partners. Such amount has been recorded as a contribution to capital. Also, CCC has contributed cash in the amount of $94,000 and $49,000 in 2005 and 2004, respectively.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through 2006. No fees will be charged to the fund during 2006. CCC commits to fund distributions through March 2006, at which time we will reassess the operations of the fund.

Due to the recurring losses from operations, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2006 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied.

The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis in 2006.

RESULTS FROM OPERATIONS

For the years ended December 31, 2005, 2004 and 2003, the Partnership recognized income of $85,000, $191,000, and $408,000, and expenses of $148,000, $286,000 and $564,000, resulting in net losses of $63,000, $95,000 and $156,000, respectively.

Lease income decreased to $84,000 in 2005, down from $151,000 and $391,000 in 2004 and 2003, respectively, primarily due to the expiration of older leases.

The Partnership sold computer equipment with a net book value of $13,000 during the year ended December 31, 2005, for a net loss of $2,250. The Partnership sold computer equipment with a net book value of $9,000 and $45,000 during the years ended December 31, 2004 and 2003, respectively, for a net gain of $5,000 and $17,000 for the years ended December 31, 2004 and 2003, respectively.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The increase to $54,000 during the year ended December 31, 2005, up from $46,000 and down from $153,000 during the years ended December 31, 2004 and 2003, respectively, is attributable to a increase in reimbursable expenses with the administration and operation of the Partnership charged by CCC of approximately

$18,000, a increase in accounting fees of approximately $16,000 and a increase in remarketing fees of approximately $10,000.

The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was $4,000 for the year ended December 31, 2005, down from $8,000 in 2004 and $20,000 in 2003, which is consistent with the decrease in revenue.

Interest expense decreased to $2,000 for 2005, down from $4,000 for 2004 and $12,000 for 2003, as a result of certain notes being fully paid during 2005.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees and debt placement fees. Depreciation and amortization during 2005 decreased to $85,000 from $229,000 and $380,000 in 2004 and 2003, respectively. This is attributable to the decrease in the computer equipment portfolio being leased.

NET LOSS

Net loss decreased to $63,000 for the year ended December 31, 2005 from $95,000 and $156,000 for the years ended December 31, 2004 and 2003, respectively. The changes in net loss were attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

         CONTRACTUAL CASH OBLIGATIONS

The following table presents our contractual cash obligations as of December 31, 2005:

                             PAYMENTS DUE BY PERIOD

                                 TOTAL        2006         2007         2008
                              ----------   ----------   ----------   ----------
Installment notes payable
due 2006:

     Principal                $    5,528   $    5,528   $     ----   $     ----

     Interest                        160          160         ----         ----

Installment notes payable
due 2008:

     Principal                    25,289       11,778       12,443        1,068

     Interest                      1,535        1,097          433            5
                              ----------   ----------   ----------   ----------
TOTAL                         $   32,512   $   18,563   $   12,876   $    1,073
                              ==========   ==========   ==========   ==========

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting

Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.

ITEM 7.A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 8:    FINANCIAL STATEMENTS

     Our financial statements for the fiscal year ended December 31, 2005, 2004 and 2003 and the reports thereon of Asher and Company, Ltd. and BDO Seidman, LLP, respectively, are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective October 11, 2004, the registrant dismissed its principal independent accounting firm, BDO Seidman, LLP. BDO Seidman, LLP's report on the registrant's financial statements for 2003 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the board of directors of the registrant's general partner. During the registrant's 2003 fiscal year and the interim period prior to such dismissal, the registrant had no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the subject matter of the disagreements in connection with its report. Further, during the registrant's 2003 recent fiscal year and the interim period prior to such dismissal, there occurred no reportable events, as set forth in Item 304(a)(1)(v) of Regulation S-K.

     The registrant provided BDO Seidman, LLP with a copy of this disclosure on or prior to the date hereof and requested BDO Seidman, LLP to provide the registrant with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements contained herein. A copy of such letter will be filed by amendment to this report when and if it is received by the registrant.

     Also effective October 11, 2004, the registrant retained Asher & Company, Ltd. of Philadelphia, Pennsylvania as its principal independent accounting firm. The registrant believes that Asher & Company, Ltd. is an accounting firm of a size and scope of experience better suited to the registrant's current needs than the registrant's former accounting firm.

     During 2003, we had not consulted with Asher & Company, Ltd. on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-X.

ITEM 9A:   CONTROLS AND PROCEDURES

     Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. There have been no significant changes in the General Partner's internal controls or in other factors that could significantly affect our disclosure controls and procedures in the fourth quarter of 2005 or subsequent to the date of the evaluation.

ITEM 9B:   OTHER INFORMATION

     NOT APPLICABLE

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Partnership does not have any Directors or executive officers.

     The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V, and Commonwealth Income & Growth Fund VI. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
------------------------   ---------------------------------------------------------------------------
George S. Springsteen      Chairman of the Board, Treasurer and Chief Executive Officer of CCC, CCSC,
                           and Commonwealth Income & Growth Fund, Inc. ("CIGF, Inc.")

Kimberly A. Springsteen    Director, Secretary, President & Chief Operations Officers of CCC, CCSC and
                           CIGF, Inc. Chief Compliance Officer of CCSC.

Henry J. Abbott            Director, Senior Vice President & Portfolio Manager of CCC,  CCSC and
                           CIGF, Inc.

Lynn A. Franceschina       Controller, Senior Vice President of CCC, CCSC and CIGF, Inc.

Katrina M. Mason           Due Diligence Officer, Senior Vice President of CCC, CCSC and CIGF, Inc.

Jay Dugan                  Chief Technology Officer, Senior Vice President of CCC, CCSC and CIGF, Inc.

Donald Bachmayer           Accounting and Audit Manager, Vice President of CCC, CCSC, and CIGF, Inc.

Mark Hershenson            Broker Services Manager, Vice President of CCC, CCSC and CIGF, Inc.

James Pruett               Compliance Officer, Assistant Vice President of CCC, CCSC, and CIGF, Inc.

Donnamarie D. Abbott       Investor Services Manager, Assistant Vice President of CCC, and CIGF, Inc.

     GEORGE S. SPRINGSTEEN, age 71, is a founding stockholder, Chairman of the Board and Chief Executive Officer of Commonwealth Capital Corp. since 1978. In addition, Mr. Springsteen serves as Chairman of the Board and Chief Executive Officer and registered principal of the broker/dealer, Commonwealth Capital Securities Corp and the General Partner, Commonwealth Income & Growth Fund Inc. He oversees numerous equipment investment portfolios and is responsible for business development. Mr. Springsteen and his wife, Kim, are the sole shareholders of the parent company and its affiliates. Mr. Springsteen oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Before starting Commonwealth, Mr. Springsteen managed a portfolio of $120 million at Granite Computer Corp., bought their portfolio and founded his own firm. Mr. Springsteen attended the University of Delaware and holds his NASD Series 22, 63 and 39 licenses. Mr. Springsteen is a member of the Equipment Leasing Association and a founding member of the Computer Dealers Leasing Association prior to, as well as a member of the Investment Program Association. (Mr. Springsteen is the spouse of Kimberly A. Springsteen)

     KIMBERLY A. SPRINGSTEEN, age 46, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. and serves as Director and Secretary, President and Chief Operating Officer of the parent and its affiliates. Ms. Springsteen is responsible for oversight of daily operations, due diligence and business development. Ms. Springsteen also oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Ms. Springsteen has developed and presented numerous motivational, informational and sales training workshops over the past 25 years. Prior to Commonwealth, Ms. Springsteen served as Senior Vice President & Marketing Manager in the Alternative Investments Department of Wheat First/Butcher & Singer, a broker/dealer headquartered in Richmond, Virginia, where she raised over $450,000,000 of capital in the real estate, equipment leasing, tax credit and energy-related industries. Ms. Springsteen holds her NASD Series 7, 63 and 39 licenses and is a member of the Equipment Leasing Association, the Financial Planners Association and serves on the Board of Trustees for the Investment Program Association. Ms. Springsteen is the wife of George Springsteen and is co-shareholder of the parent and its affiliates.

     HENRY J. ABBOTT, age 55, joined Commonwealth in 1998, as a Portfolio Manager. Mr. Abbott serves as a Director, Senior Vice President and Portfolio Manager of the parent and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John's University and holds his NASD Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.

     LYNN A. FRANCESCHINA, age 34, joined Commonwealth in 2001 and serves as Senior Vice President and Controller of the parent and its affiliates. Ms. Franceschina is responsible for the oversight of all accounting, cash management, financial reporting and audit and tax preparation functions. During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation. Prior to Commonwealth, in 1994 until 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000, a Senior Financial Analyst for Environ Products. Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting. Ms. Franceschina serves on the Portfolio Advisory Committee and the Disaster Recovery Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.

     KATRINA M. MASON, age 33, joined Commonwealth in 2002 and serves as Senior Vice President, Broker/Dealer Relations Manager and Due Diligence Manager of the parent and its affiliates. Ms. Mason is a registered principal of the broker/dealer. Ms. Mason is responsible for managing due diligence and broker/dealer development, as well as coordination of the national sales and marketing effort, syndication and product development. Ms. Mason serves on the Disaster Recovery Committee and the Website Committee. Prior to Commonwealth, Ms. Mason worked at ICON Securities, an equipment leasing sponsor, from 1997 to 2002 and served as President from 2001 to 2002. Prior to that, Ms. Mason served as a Regional Marketing Director of Textainer Capital, an equipment-leasing sponsor. Ms. Mason attended the University of California at Santa Barbara and holds a Bachelor of Arts and also attended University of San Francisco and holds an MBA. Ms Mason holds her NASD Series 7, 22, 63 & 24 licenses. Ms. Mason is a member of the Equipment Leasing Association, the Financial Planners Association and the Investment Program Association.

     JAY DUGAN, age 57, joined Commonwealth in 2002 and serves as Senior Vice President and Chief Technology Officer of the parent and its affiliates. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, an NASD member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

     DONALD A. BACHMAYER, age 41, joined Commonwealth in 2004 and serves as Vice President and Accounting Manager of the General Partner, CCC and certain of its subsidiaries where he has been employed since 2004. Mr. Bachmayer is responsible for financial reporting and analysis, cash management and tax compliance. He is a member of the Portfolio Advisory Committee. Prior to joining Commonwealth, from 2002 to 2004, Mr. Bachmayer served as Accounting Supervisor for LEAF Financial, an equipment-leasing sponsor, where his responsibilities included cash management, commission and syndication reporting. From 1997 to 2001, Mr. Bachmayer was a senior accountant/auditor with Fishbein & Company, P.C., certified public accountants, with responsibilities including audit, financial reporting, cash management, commission and syndication reporting, and tax preparation. Mr. Bachmayer attended LaSalle University and holds a Bachelor of Science in Accounting.

     MARK HERSHENSON, age 40, joined Commonwealth in 2002 and serves as Vice President and Broker Services Manager of the parent and its affiliates. Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer fat MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor's in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master's level coursework in Financial Planning though American College. Mr. Hershenson holds his NASD Series 6, 7 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.

     JAMES PRUETT, age 40, joined Commonwealth in 2002 and serves as Assistant Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee. Mr. Pruett holds his NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett's responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

     DONNAMARIE D. ABBOTT, age 47, joined Commonwealth in 2001 and serves as Assistant Vice President and Investor Services Manager of the parent and its affiliates. Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors' final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting. Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee. Ms. Abbott holds her NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor. Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.

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

                                                                      AMOUNT        AMOUNT        AMOUNT
   ENTITY RECEIVING                                                  INCURRED      INCURRED      INCURRED
     COMPENSATION                 TYPE OF COMPENSATION              DURING 2005   DURING 2004   DURING 2003
---------------------   -----------------------------------------   -----------   -----------   -----------
The General Partner     REIMBURSABLE   EXPENSES.   The   General    $    15,000   $    19,000   $    62,000
and its Affiliates      Partner and its  Affiliates are entitled
                        to reimbursement by the Partnership for
                        the cost of goods, supplies or services
                        obtained and used by the General Partner
                        in connection with the administration
                        and operation of the Partnership from
                        third parties unaffiliated with the
                        General Partner. In addition, the
                        General Partner and its affiliates are
                        entitled to reimbursement of certain
                        expenses incurred by the General Partner
                        and its affiliates in connection with
                        the administration and operation of the
                        Partnership. The amounts set forth on
                        this table do not include expenses
                        incurred in the offering of Units.

The General Partner     EQUIPMENT  ACQUISITION FEE. An Equipment    $         0   $     2,500   $         0
                        Acquisition Fee of four percent of the
                        Purchase Price of each item of Equipment
                        purchased as compensation for the
                        negotiation of the acquisition of the
                        Equipment and the lease thereof or sale
                        under a Conditional Sales Contract. The
                        fee was paid upon each closing of the
                        Offering with respect to the Equipment
                        purchased by the Partnership with the
                        net proceeds of the Offering available
                        for investment in Equipment. If the
                        Partnership acquires Equipment in an
                        amount exceeding the net proceeds of the
                        Offering available for investment in
                        Equipment, the fee will be paid when
                        such Equipment is acquired.

The General Partner     DEBT PLACEMENT FEE. As compensation  for    $         0   $     1,000   $         0
                        arranging Term Debt to finance the
                        acquisition of Equipment to the
                        Partnership, a fee equal to one percent
                        of such indebtedness; provided, however,
                        that such fee is reduced to the extent
                        the Partnership incurs such fees to
                        third Parties, un affiliated with the
                        General Partner or the lender, with
                        respect to such indebtedness and no such
                        fee is paid with respect to borrowings
                        from the General Partner or its
                        Affiliates.

The General Partner     EQUIPMENT  MANAGEMENT FEE. A monthly fee    $     4,000   $     8,000   $    20,000
                        equal to the lesser of (i) the fees
                        which would be charged by an independent
                        third party for similar services for
                        similar equipment or (ii) the sum of (a)
                        two percent of (1) the Gross Lease
                        Revenues attributable to Equipment which
                        is subject to Full Payout Net Leases
                        which contain Net Lease provisions plus
                        (2) the purchase price paid on
                        Conditional Sales Contracts as received
                        by the Partnership and (b) five percent
                        of the Gross Lease Revenues attributable
                        to Equipment which is subject to
                        Operating Leases.

The General Partner     EQUIPMENT  LIQUIDATION FEE. With respect    $       400   $       400   $     2,000
                        to each item of Equipment sold by the
                        General Partner (other than in
                        connection with a Conditional Sales
                        Contract), a fee equal to the lesser of
                        (i) 50% of the Competitive Equipment
                        Sale Commission or (ii) three percent of
                        the sales price for such Equipment. The
                        payment of such fee is subordinated to
                        the receipt by the Limited Partners of
                        (i) a return of their Capital
                        Contributions and 10% annum cumulative
                        return, compounded daily, on Adjusted
                        Capital Contributions ("Priority
                        Return") and (ii) the Net Disposition
                        Proceeds from such sale in accordance
                        with the Partnership Agreement. Such fee
                        is reduced to the extent any liquidation
                        or resale fees are paid to unaffiliated
                        parties.

The General Partner     PARTNERSHIP   INCOME  AND  DISTRIBUTION.    $     1,420   $     3,134   $     3,132
                        The General Partner has a present and
                        continuing one percent interest of
                        $1,000 in the Partnership's item of
                        income, gain, loss, deduction, credit,
                        and tax preference. In addition, the
                        General Partner receives one percent of
                        Cash Available for Distribution until
                        the Limited Partners have received
                        distributions of Cash Available for
                        Distribution equal to their Capital
                        Contributions plus the 10% Priority
                        Return and thereafter, the General
                        Partner will receive 10% of Cash
                        Available for Distribution.

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

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the Partnership's independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $13,000 and $2,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for assurance and related services by the Partnership's independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the Partnership's independent registered public accounting firm for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for products and services provided by the Partnership's independent registered public accounting firm, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership's independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

PART IV

ITEM 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

           FORM 10-K

(a) (1)    Financial Statements

           Report of Independent Registered Public Accounting Firm                                   1

           Report of Independent Registered Public Accounting Firm                                   2

           Balance Sheets as of December 31, 2005 and 2004                                         3-4

           Statements of Operations for the years ended December 31, 2005, 2004 and 2003             5

           Statements of Partners' Capital (Deficit) for the years ended December 31, 2005,
           2004 and 2003                                                                             6

           Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003           7-8

           Notes to Financial Statements                                                          9-22

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

(c)        Exhibits.

           31.1 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

           31.2 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

           32 Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on March 31, 2006 by the undersigned thereunto duly authorized.


                                        COMMONWEALTH INCOME & GROWTH FUND III

                                        By:  COMMONWEALTH INCOME & GROWTH FUND,
                                             INC., General Partner

                                        By:  /s/ George S. Springsteen
                                             -----------------------------------
                                             George S. Springsteen,
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2006.

SIGNATURE                               CAPACITY
-------------------------------         ----------------------------------------

/s/ George S. Springsteen               Chairman, Chief Executive Officer, and
-------------------------------         Sole Director of Commonwealth Income &
George S. Springsteen                   Growth Fund, Inc.

/s/ Kimberly A. Springsteen             President, and Chief Operating Officer
------------------------------
Kimberly A. Springsteen

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                                        CONTENTS

--------------------------------------------------------------------------------

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             F-2

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             F-3

         FINANCIAL STATEMENTS
           Balance sheets                                                    F-5
           Statements of operations                                          F-6
           Statements of partners' capital (deficit)                         F-7
           Statements of cash flows                                          F-8

         NOTES TO FINANCIAL STATEMENTS                                      F-10

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                                        CONTENTS

--------------------------------------------------------------------------------


             Report of Independent Registered Public Accounting Firm



The Partners
Commonwealth Income & Growth Fund III
Exton, Pennsylvania


         We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund III ("Partnership") as of December 31, 2005 and 2004 and the related statements of operations and Partners' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 29, 2006

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                                        CONTENTS

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners
Commonwealth Income & Growth Fund III
Exton, Pennsylvania

We have audited the accompanying statements of operations, partners' capital, and cash flows of Commonwealth Income & Growth Fund III for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Commonwealth Income & Growth Fund III for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ BDO Seidman, LLP

Philadelphia, Pennsylvania
March 12, 2004

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------

December 31,                                           2005           2004
------------------------------------------------   ------------   ------------
ASSETS
Cash and cash equivalents                          $     10,333   $      6,000
Lease income receivable, net of reserve
 of $0 at December 31, 2005 and 2004                      3,733          5,875
                                                   ------------   ------------
                                                         14,066         11,875
                                                   ------------   ------------
COMPUTER EQUIPMENT, at cost                             738,928        995,456
ACCUMULATED DEPRECIATION                               (683,254)      (844,357)
                                                   ------------   ------------
                                                         55,674        151,099
                                                   ------------   ------------
EQUIPMENT ACQUISITION COSTS AND DEFERRED
 EXPENSES, net of accumulated amortization
 of $1,392, and $11,563, at December 31,
 2005 and 2004, respectively                              1,702          4,139
                                                   ------------   ------------
TOTAL ASSETS                                       $     71,442   $    167,113
                                                   ============   ============

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------

December 31,                                           2005           2004
------------------------------------------------   ------------   ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Accounts payable                                $     26,728   $     25,497
   Accounts payable, Commonwealth Capital Corp.         122,565        212,458
   Accounts payable, General Partner                    111,352        102,089
   Accounts payable, affiliated limited
    partnerships                                         49,657         46,723
   Unearned lease income                                    122            943
   Other accrued expenses                                10,490         10,491
   Notes payable                                         30,817         60,243
                                                   ------------   ------------
TOTAL LIABILITIES                                       351,731        458,444
                                                   ------------   ------------
PARTNERS' (DEFICIT)
   General Partner                                        1,000          1,000
   Limited partners                                    (281,289)      (292,331)
                                                   ------------   ------------
TOTAL PARTNERS' (DEFICIT)                              (280,289)      (291,331)
                                                   ------------   ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)  $     71,442   $    167,113
                                                   ============   ============

                                 See accompanying notes to financial statements.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                        STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

Years ended December 31,                           2005            2004            2003
--------------------------------------------   ------------    ------------    ------------
INCOME
   Lease                                       $     83,682    $    151,391    $    391,419
   Interest and other                                 1,518          34,462              80
   Gain on sale of computer equipment                    --           5,005          16,865
                                               ------------    ------------    ------------
TOTAL INCOME                                         85,200         190,858         408,364
                                               ------------    ------------    ------------
EXPENSES
   Operating, excluding depreciation                 54,132          45,841         153,142
   Equipment management fee, General
    Partner                                           4,184           7,564          19,571
   Depreciation                                      82,325         222,875         367,551
   Amortization of equipment acquisition
    costs and deferred expenses                       2,436           5,822          12,303
   Interest                                           2,428           3,897          12,020
   Loss on sale of computer equipment                 2,250              --              --
                                               ------------    ------------    ------------
TOTAL EXPENSES                                      147,755         285,999         564,587
                                               ------------    ------------    ------------
NET LOSS                                       $    (62,555)   $    (95,141)   $   (156,223)
                                               ============    ============    ============
NET LOSS ALLOCATED TO LIMITED PARTNERS              (63,975)        (98,275)       (159,355)

NET LOSS PER EQUIVALENT LIMITED
 PARTNERSHIP UNIT                              $      (0.42)   $      (0.63)   $      (1.03)

WEIGHTED AVERAGE NUMBER OF EQUIVALENT
 LIMITED PARTNERSHIP UNITS OUTSTANDING
 DURING THE YEAR                                    151,178         151,178         151,178
                                               ============    ============    ============

                                 See accompanying notes to financial statements.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                       STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

--------------------------------------------------------------------------------

                                        General        Limited
                                        Partner        Partner        General        Limited
                                         Units          Units         Partner        Partners        Total
                                      ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 2002                      50        151,178   $      1,000   $    327,315   $    328,315
Net income (loss)                               --             --          3,132       (159,355)      (156,223)
Contributions - Forgiveness of
Expenses                                        --             --        148,156             --        148,156
Transfer of partners' capital                   --             --       (148,156)       148,156             --
Distributions                                   --             --         (3,132)      (314,368)      (317,500)
                                      ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 2003                      50        151,178          1,000          1,748          2,748
Net income (loss)                               --             --          3,134        (98,275)       (95,141)
Contributions - Cash                                                      49,116             --         49,116
Contributions - Forgiveness of fees                                       30,496             --         30,496
Contributions - Forgiveness of
Expenses                                                                  38,949             --         38,949
Transfer of Partners' Capital                                           (118,561)       118,561             --
Distributions                                   --             --         (3,134)      (314,364)      (317,498)
                                      ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 2004                      50        151,178          1,000       (292,331)      (291,331)
Net income (loss)                               --             --          1,420        (63,975)       (62,555)
Contributions - Cash                                                      94,410             --         94,410
Contributions - Forgiveness of
Expenses                                                                 122,500             --        122,500
Transfer of Partners' Capital                                           (216,910)       216,910             --
Distributions                                   --             --         (1,420)      (141,893)      (143,313)
                                      ------------   ------------   ------------   ------------   ------------
BALANCE, December 31, 2005                      50        151,178   $      1,000   $   (281,289)  $   (280,289)
                                      ============   ============   ============   ============   ============

                                 See accompanying notes to financial statements.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

Years ended December 31,                              2005           2004           2003
-----------------------------------------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $    (62,555)  $    (95,141)  $   (156,223)
   Adjustments to reconcile net loss to
    net cash provided by operating activities
       Depreciation and amortization                    84,761        228,697        379,854
        (Gain) loss on sale of computer
        equipment                                        2,250         (5,005)       (16,865)
       Other noncash activities included in
         determination of net loss                     (29,426)       (88,167)      (162,331)
       Changes in assets and liabilities
           Lease income receivable                       2,141          3,306          4,980
           Accounts payable                              1,232         (1,265)        (4,387)
           Accounts payable,
               Commonwealth Capital Corp.              (37,393)       197,759        138,848
           Accounts payable, General Partner             9,264         (1,940)        83,913
           Accounts payable, affiliated limited
            partnerships                                 2,934         21,016         23,534
           Unearned lease income                          (821)          (694)       (35,626)
           Other accrued expenses                           --         10,491             --
                                                  ------------   ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               42,387        269,057        255,697
                                                  ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                     --         (6,104)            --
   Net proceeds from sale of computer equipment         10,850         13,965         61,863
   Equipment acquisition fees to the                                                      --
    General Partner                                                    (2,523)            --
                                                  ------------   ------------   ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES               10,850          5,338         61,863
                                                  ------------   ------------   ------------

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

Years ended December 31,                                  2005           2004           2003
---------------------------------------------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Contributions                                            94,410         49,116             --
   Distributions to partners                              (143,314)      (317,498)      (317,500)
   Debt placement fee to the General
     Partner                                                    --           (570)            --
                                                      ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (48,904)      (268,952)      (317,500)
                                                      ------------   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    4,333          5,443             60
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               6,000            557            497
                                                      ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $     10,333   $      6,000   $        557
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

                            Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2005, 2004, and 2003, the Partnership distributed to the limited partners $141,893, $314,364, and $314,368, respectively. The
                            2005 distributions were at an annual rate of 4.7% of the limited partners' original contributed capital. The 2004 and 2003 distributions were at an annual rate of 10.4% of the limited partners' original contributed capital. Distributions during 2005 reflect an annual return of capital in the amount of approximately $0.94 per limited partnership unit. Distributions during 2004 and 2003 reflect an annual return of capital in the amount of approximately $2.08 per limited partnership unit, for units that were outstanding for the entire year, respectively.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.   BUSINESS PLAN          The Partnership has suffered recurring losses from
                            operations and has a deficit partners' capital of approximately $280,000 at December 31, 2005. The
                            General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners. (See note 5)

                            The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through 2006. No fees will be charged to the fund during 2006. CCC commits to fund distributions through March 2006, at which time we will reassess the operations of the fund. CCC will continue to reassess the operations on a quarterly basis throughout 2006.

                            Due to the recurring losses from operations, the General Partner feels that it may be in the best interest of the Partnership to start the liquidation process in 2006 and run out naturally all remaining leases in the portfolio, making distributions when possible, after expenses have been satisfied.

3.   SUMMARY OF             LONG-LIVED ASSETS
     SIGNIFICANT
     ACCOUNTING             The Partnership evaluates its long-lived assets when
     POLICIES               events or circumstances indicate that the value of
                            the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership recorded charges of $4,300 and $8,800, respectively in the fourth quarter of 2005 and 2004 to record the assets at their estimated fair value. This impairment charge was based on market fluctuations in residual value of computer equipment. Such amounts have been included in depreciation expense in the accompanying financial statements.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            The Partnership determined that no impairment occurred in 2003.

                            Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                            INTANGIBLE ASSETS

                            Equipment acquisition costs and deferred expense, are amortized on a straight-line basis over two-to-four year lives. Unamortized acquisition fees and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

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

                            CASH AND CASH EQUIVALENTS

                            The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. Cash at December 31, 2005 and 2004 was held in the custody of one financial institution. At times,

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            the balances may exceed federally insured limits. The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

                            ACCOUNTS RECEIVABLE

                            Accounts receivable includes current accounts receivable, net of allowances and other accruals. The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts accordingly. The Partnership determined that no allowance was necessary at December 31, 2005 and 2004.

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

                            NET LOSS PER EQUIVALENT LIMITED PARTNERSHIP UNIT

                            The net loss per equivalent limited partnership unit is computed based upon net loss allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the year.

                            REIMBURSABLE EXPENSES

                            Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors,

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            compliance issues, and the number of existing leases.

                            FORGIVENESS OF RELATED PARTY PAYABLES

                            In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Partnership accounts for forgiveness of related party payables as partner's capital transactions.

                            RECENT ACCOUNTING PRONOUNCEMENTS

                            In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.

4.   COMPUTER               The Partnership is the lessor of equipment under
     EQUIPMENT              operating leases with periods ranging from 24 to 36
                            months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee. Remarketing fees are paid to the

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. For the years ended December 31, 2005, 2004, and 2003, the Partnership paid $11,000, $1,000, and $8,000, respectively.

                            The Partnership participates in leases that are shared with other affiliated partnerships. The Partnership's share of the computer equipment in which they participate at December 31, 2005 and 2004 was approximately $84,000 and $137,000 respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other affiliated partnerships at December 31, 2005 and 2004 was approximately $1,434,000 and $1,859,000 respectively. The Partnership's share of the outstanding debt associated with this equipment at December 31, 2005 and 2004 was approximately $0 and $400, respectively, which is included in the Partnership's liabilities on the balance sheet, and the total outstanding debt at December 31, 2005 and 2004 related to the equipment shared by the Partnership was approximately $0 and $1,000, respectively.

                            The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2005:

                            Year ending December 31,                  Amount
                            ------------------------              -------------
                            2006                                  $      28,400
                            2007                                         12,900
                            2008                                          1,100
                                                                  -------------
                                                                  $      42,400
                                                                  =============

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     SIGNIFICANT            Lessees exceeding 10% of lease income for the years
     CUSTOMERS              ended:

                            Lessee                      2005     2004     2003
                            ------------------------   ------   ------   ------
                            Lessee A                       --       22%      13%
                            Lessee B                       14%      21%      26%
                            Lessee C                       --       --       11%
                            Lessee D                       23%      17%      27%
                            Lessee E                       37%      29%      11%
                            Lessee F                       15%      --       --
                                                       ------   ------   ------
                            TOTAL % OF LEASE INCOME        89%      89%      88%
                                                       ======   ======   ======

                            Lessees exceeding 10% of accounts receivable at December 31:

                            Lessee                       2005     2004
                            ------------------------   ------   ------
                            Lessee A                       --       30%
                            Lessee D                      100%      64%
                                                       ------   ------
                            TOTAL % OF ACCOUNTS
                             RECEIVABLE                   100%      94%
                                                       ======   ======

5.   RELATED PARTY          FORGIVENESS OF RELATED PARTY PAYABLES
     TRANSACTIONS
                            During the year ended December 31, 2005, 2004, and
                            2003 the General Partner and one of its affiliates, CCC, in their discretion, forgave payables owed to them by the Partnership in the amount of approximately $122,000, $69,000, and $148,000 respectively. Such amounts have been recorded as contributions to capital. Also, CCC, in its discretion, contributed cash in the amount of $94,000 and $49,000 in 2005 and 2004, respectively.

                            REIMBURSABLE EXPENSES

                            The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2005, 2004 and 2003, $15,000 and $19,000, and $62,000, respectively, of expenses were incurred by the General Partner and its affiliates on behalf of the Partnership.

                            EQUIPMENT ACQUISITION FEE

                            The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. No equipment acquisition fees were earned by the General Partner in 2005 and 2003. During 2004, equipment acquisition fees of approximately $2,500 were earned by the General Partner.

                            DEBT PLACEMENT FEE

                            As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. No debt placement fees were earned by the General Partner in 2005 and 2003. During 2004, debt placement fees of approximately $1,000 were earned by the General Partner.

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            EQUIPMENT MANAGEMENT FEE

                            The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of
                            (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and
                            (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2005, 2004 and 2003, equipment management fees of approximately $4,000, $8,000, and $20,000 respectively, were earned by the General Partner as determined pursuant to section (ii) above.

                            EQUIPMENT LIQUIDATION FEE

                            With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During 2005, 2004 and 2003, equipment liquidation fees of approximately $400, $400 and $2,000, respectively, were earned by the General Partner.

6.   NOTES PAYABLE          Notes payable consisted of the following:

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            December 31,                       2005       2004
                            ------------------------------   --------   --------
                            Installment notes payable
                            to banks; interest
                            ranging from 6.25% to
                            6.75%, due in monthly
                            installments ranging
                            from $123 to $1,735,
                            including interest, with
                            final payments from
                            February through April 2005.        -----   $ 10,302

                            Installment notes payable to
                            banks; interest at 6.0%, due
                            in monthly installments
                            ranging from $320 to $394,
                            including interest, with final
                            payments from March through
                            December 2006.                   $  5,528     13,503

                            Installment notes payable to
                            banks; interest at 5.5%, due
                            in monthly installments of
                            $1,073, including interest,
                            with final payments in
                            January 2008.                      25,289     36,438
                                                             --------   --------
                                                             $ 30,817   $ 60,243
                                                             ========   ========

                            These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2005 are as follows:

                            Year ending December 31,                  Amount
                            ------------------------                -----------
                                    2006                            $    17,307
                                    2007                                 12,443
                                    2008                                  1,067
                                                                    -----------
                                                                    $    30,817
                                                                    ===========

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.   SUPPLEMENTAL CASH      Other noncash activities included in the
     FLOW INFORMATION       determination of net income are as follows:

Year ended December 31,                    2005         2004         2003
-------------------------------------   ----------   ----------   ----------
Lease income, net of interest expense
  on notes payable realized as a
  result of direct payment of
  principal by lessee to bank           $   29,426   $   88,167   $  162,331
                                        ==========   ==========   ==========

                            No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.


                            Noncash investing and financing activities include the following:

Year ended December 31,                   2005         2004         2003
-------------------------------------  ----------   ----------   ----------
Forgiveness of payables by related
  parties recorded as capital
  contributions (see Note 5)           $  122,500   $   69,445   $  148,156
                                       ----------   ----------   ----------
Debt assumed in connection with
  purchase of computer equipment       $       --   $   56,974   $       --
                                       ==========   ==========   ==========

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8. RECONCILIATION OF NET (LOSS) REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE (LOSS) ON THE FEDERAL PARTNERSHIP RETURN

Year ended December 31,                  2005           2004           2003
----------------------------------   ------------   ------------   ------------
Net (loss) for financial reporting
  Purposes to taxable (loss)         $    (62,555)  $    (95,141)  $   (156,223)
    Adjustments
      (Loss) on sale of computer
        equipment                         (11,949)       (71,960)      (174,813)
       Depreciation                       (33,384)       (68,520)       (79,198)
       Amortization                         2,252          4,856          9,886
       Bad debt expense                        --             --        (28,096)
       Unearned lease income                   --           (692)       (35,627)
       Other                               (8,798)        22,511        (16,265)
                                     ------------   ------------   ------------
Taxable (loss) on the Federal
  Partnership Return                 $   (114,434)  $   (208,946)  $   (480,336)
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

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.   QUARTERLY RESULTS      Summarized quarterly financial data for the years
     OF OPERATION           ended December 31, 2005 and 2004 is as follows:
     (UNAUDITED)

                                                               Quarter ended
                                         ---------------------------------------------------------
                                           March 31       June 30      September 30    December 31
                                         ------------   ------------   ------------   ------------
2005
REVENUES
   Lease and other                       $     26,705   $     24,574   $     17,925   $     15,996
   (Loss) gain on sale of
      computer equipment                       (9,576)        (1,396)         1,168          7,554
                                         ------------   ------------   ------------   ------------
TOTAL REVENUES                                 17,129         23,178         19,093         23,550

TOTAL COSTS AND EXPENSES                       54,344         35,617         23,750         31,794
                                         ------------   ------------   ------------   ------------
NET (LOSS)                               $    (37,215)  $    (12,439)  $     (4,657)  $     (8,244)
                                         ============   ============   ============   ============
(LOSS) PER LIMITED
  PARTNER UNIT                           $      (0.25)  $      (0.08)  $      (0.03)  $      (0.06)
                                         ============   ============   ============   ============

                                           COMMONWEALTH INCOME & GROWTH FUND III

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                               Quarter ended
                                         ---------------------------------------------------------
                                           March 31       June 30      September 30    December 31
                                         ------------   ------------   ------------   ------------
2004
Revenues
  Lease and other                        $     53,925   $     38,801   $     38,264   $     54,863
   (Loss) gain on sale of
      computer equipment                       (1,116)         2,928          2,407         (1,446)
                                         ------------   ------------   ------------   ------------
Total revenues                                 55,041         41,729         40,671         53,417

Total costs and expenses                      110,193         70,606         42,346         62,854
                                         ------------   ------------   ------------   ------------
Net (loss)                               $    (55,152)  $    (28,877)  $     (1,675)  $     (9,437)
                                         ============   ============   ============   ============
(Loss) per limited
 partner unit                            $      (0.36)  $      (0.19)  $      (0.01)  $      (0.06)
                                         ============   ============   ============   ============

                            The cumulative gain or loss on sale of equipment is included in revenue or cost, as appropriate.