Form 10-Q
period 2006-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2006-05-15
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [_] NO [X]

                                    FORM 10-Q
                                 MARCH 31, 2006

                                TABLE OF CONTENTS

                                    PART I
Item 1.     Condensed Financial Statements                                     3
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             12
Item 3.     Quantitative and Qualitative Disclosures About Market Risk        15
Item 4.     Controls and Procedures                                           15

                                   PART II
Item 1.     Legal Proceedings                                                 15
Item 1 A.   Risk Factors                                                      16
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.      16
Item 3.     Defaults Upon Senior Securities                                   16
Item 4.     Submission of Matters to a Vote of Securities Holders             16
Item 5.     Other Information
Item 6.     Index to Exhibits

            Signatures
            Certifications

                      COMMONWEALTH INCOME & GROWTH FUND III
                            CONDENSED BALANCE SHEETS

                                                          MARCH 31,    DECEMBER 31,
                                                             2006          2005
                                                         -----------   ------------
                                                         (UNAUDITED)
ASSETS
Cash and cash equivalents                                 $   3,222     $  10,333
Lease income receivable, net of reserves of $0 at
   March 31, 2006 and December 31, 2005                       2,193         3,733
Prepaid Expenses                                              3,629            --
                                                          ---------     ---------
                                                              9,044        14,066
                                                          ---------     ---------
Computer equipment, at cost                                 554,578       738,928
Accumulated depreciation                                   (513,825)     (683,254)
                                                          ---------     ---------
                                                             40,753        55,674
                                                          ---------     ---------
Equipment acquisition costs and deferred expenses, net        1,442         1,702
                                                          ---------     ---------
TOTAL ASSETS                                              $  51,239     $  71,442
                                                          =========     =========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                          $  26,063     $  26,730
Accounts payable - affiliated limited partnerships           49,657        49,657
Accounts payable - General Partner                           87,175       111,352
Accounts payable - Commonwealth Capital Corp.               103,769       122,565
Unearned lease income                                           122           122
Other accrued expenses                                       10,490         10490
Notes payable                                                25,864        30,817
                                                          ---------     ---------
TOTAL LIABILITIES                                           303,140       351,733
                                                          ---------     ---------
PARTNERS' CAPITAL
General partner                                               1,000         1,000
Limited partners                                           (252,901)     (281,290)
                                                          ---------     ---------
TOTAL PARTNERS' CAPITAL                                    (251,901)     (280,290)
                                                          ---------     ---------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $  51,239     $  71,443
                                                          =========     =========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                       CONDENSED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                         -----------   ---------
                                                             2006         2005
                                                         -----------   ---------
                                                         (UNAUDITED)
INCOME
Lease                                                     $ 15,268     $ 26,705
Gain on sale of computer equipment                              56           --
                                                          --------     --------
TOTAL INCOME                                                15,324       26,705
                                                          --------     --------
EXPENSES
Operating, excluding depreciation                            6,888       27,857
Equipment management fee - General Partner                     763        1,335
Interest                                                       407          786
Depreciation                                                13,046       23,068
Amortization of equipment
   acquisition costs and deferred expenses                     260        1,298
Loss on sale of computer equipment                              --        9,576
                                                          --------     --------
TOTAL EXPENSES                                              21,364       63,920
                                                          --------     --------
NET (LOSS)                                                $ (6,040)    $(37,215)
                                                          ========     ========
NET (LOSS) ALLOCATED TO LIMITED PARTNERS                    (6,196)     (37,998)
                                                          ========     ========
NET (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP UNIT        $  (0.04)    $  (0.25)
                                                          ========     ========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
   PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD         151,178      151,178
                                                          ========     ========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III

               CONDENSED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                   (UNAUDITED)

                                                  GENERAL   LIMITED
                                                  PARTNER   PARTNER   GENERAL    LIMITED
                                                   UNITS     UNITS    PARTNER    PARTNER      TOTAL
                                                  -------   -------   -------   ---------   ---------
PARTNERS' CAPITAL (DEFICIT) - DECEMBER 31, 2005      50     151,178   $ 1,000   $(281,290)  $(280,290)
                                                    ---     -------   -------   ---------   ---------
   Net income (loss)                                                      156      (6,196)     (6,040)
   Forgiveness of payables                                             50,000          --      50,000
   Transfer of partners' capital                                      (50,000)     50,000          --
   Distributions                                                         (156)    (15,415)    (15,571)
                                                    ---     -------   -------   ---------   ---------
PARTNERS' CAPITAL (DEFICIT) - MARCH 31, 2006         50     151,178   $ 1,000   $(252,901)  $(251,901)
                                                    ===     =======   =======   =========   =========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                        CONDENSED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                         2006       2005
                                                       --------   --------
                                                            (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES              $  6,529   $  7,310
                                                       --------   --------
INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment          1,931      1,089
                                                       --------   --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                 1,931      1,089
                                                       --------   --------
FINANCING ACTIVITIES:
Contributions                                                --     70,000
Distributions to partners                               (15,571)   (79,374)
                                                       --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (15,571)    (9,374)
                                                       --------   --------
Net increase (decrease) in cash and cash equivalents     (7,111)      (975)
Cash and cash equivalents, beginning of period           10,333      6,000
                                                       --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  3,222   $  5,025
                                                       ========   ========

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

2.   BUSINESS PLAN               The Partnership has suffered recurring losses
                                 from operations and has a deficit partners' capital of approximately $252,000 at March 31, 2006. The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.
                                 (See note 5)

                                 The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through 2006. No fees will be charged to the fund during 2006. CCC commits to fund distributions through June 2006, at which time we will reassess the operations of the fund. CCC will continue to reassess the operations on a quarterly basis throughout 2006.

3.   SUMMARY OF SIGNIFICANT      BASIS OF PRESENTATION
     ACCOUNTING POLICIES
                                 The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.
                                 Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles in the United
                                 States of America. In the opinion of
                                 management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.
                                 For further information regarding the
                                 Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three-month period ended March
                                 31, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed as of March 31, 2006.

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

                                 Through March 31, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the three-month period ended March 31, 2006 and 2005, remarketing fees were paid in the amount of $1,000 and $12,000, respectively.

                                 The Partnership's share of the computer
                                 equipment in which they participate with other partnerships at March 31, 2006 and December 31, 2005 was approximately $94,000 and $111,000, respectively, which is included in the
                                 Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2006 and December 31, 2005 was approximately $510,000 and $1,434,000, respectively. There was no outstanding debt associated at March 31, 2006 and December 31, 2005. The total outstanding debt at March 31, 2006 and December 31, 2005 related to the equipment shared by the Partnership was $0 for both periods.

                                 The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2006:

                                                                          Amount
                                                                         -------
                                 Nine Months ended December 31, 2006     $17,000
                                 Year Ended December 31, 2007             13,000
                                 Year Ended December 31, 2008              1,000
                                                                         -------
                                                                         $31,000
                                                                         =======

5.   RELATED PARTY               FORGIVENESS OF RELATED PARTY PAYABLES
     TRANSACTIONS
                                 During the three months ended March 31, 2006, CCC and the General Partner, forgave payables owed to them by the Partnership in the amount of $50,000.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three months ended March 31, 2006 and 2005, the Partnership recorded $1,000 and $7,000, respectively, for reimbursement of expenses to the General Partner.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                                 (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                                 (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the three months ended March 31, 2006 and 2005, equipment management fees of approximately $1,000 and $1,000, respectively, were earned by the General Partner.

6.   NOTES PAYABLE               Notes payable consisted of the following:

                                                                          MARCH 31,   DECEMBER 31,
                                                                            2006          2005
                                                                          ---------   ------------
                                 Installment notes payable to banks;
                                 interest at 6.0%, due in monthly
                                 installments ranging from $320 to
                                 $394, including interest, with final
                                 payments from March through December
                                 2006.                                     $ 3,459       $ 5,528
                                 Installment notes payable to banks;
                                 interest at 5.5%, due in monthly
                                 installments of $1,073, including
                                 interest, with final payments in
                                 January 2008.                              22,405        25,289
                                                                           -------       -------
                                                                           $25,864       $30,817
                                                                           =======       =======

                                 These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2006 are as follows:

                                                                          Amount
                                                                         -------
                                 Nine months ended December 31, 2006     $12,353
                                 Year ended December 31, 2007             12,443
                                 Year ended December 31, 2008              1,068
                                                                         -------
                                                                         $25,864
                                                                         =======

7.   SUPPLEMENTAL CASH FLOW      Other noncash activities included in the
     INFORMATION                 determination of net loss are as follows:

Three months ended March 31,                        2006      2005
-----------------------------------------------   -------   -------
Lease income, net of interest expense on
   notes payable realized as a result of direct
   payment of principal by lessee to bank          $4,954   $14,102

          No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

     Non-cash operating, investing and financing activities include the following:

Three months ended March 31,                        2006      2005
-----------------------------------------------   -------   -------
Forgiveness of related party payables recorded
   as a capital contribution                      $50,000   $52,500
                                                  =======   =======

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

REVENUE RECOGNITION

Through March 31, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of capital for the three months ended March 31, 2006 and March 31, 2005 was cash from operations of approximately $7,000 and $7,000, respectively, and a capital contribution from the General Partner of $70,000 for the quarter ended March 31, 2005. The primary uses of cash for the three months ended March 31, 2006 and 2005 was for payments of preferred distributions to partners of approximately $16,000 and $79,000, respectively.

For the three month period ending March 31, 2006, the Partnership generated cash flow from operating activities of approximately $7,000, which includes a net loss of approximately $6,000 and depreciation and amortization expenses of approximately $13,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $5,000.

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

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $17,000 for the balance of the year ending December 31, 2006 and $14,000 thereafter. At March 31, 2006, the outstanding debt was $26,000, with interest rates ranging from 5.5% to 6.0%, and will be payable through January 2008.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at March 31, 2006 and December 31, 2005 was approximately $94,000 and $111,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2006 and December 31, 2005 was approximately $507,000 and $1,434,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2006 and December 31, 2005 was $0 for both periods, and the total outstanding debt at March 31, 2006 and December 31, 2005 related to the equipment shared by the Partnership was $0 for both periods.

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts owing to allow for distributions to limited partners. During the period ended March 31, 2006, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of $50,000. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through June 30, 2006.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

For the quarter ended March 31, 2006, the Partnership recognized income of approximately $15,000 and expenses of approximately $21,000, resulting in a net loss of approximately $6,000. For the quarter ended March 31, 2005, the Partnership recognized income of approximately $27,000 and expenses of approximately $64,000 resulting in a net loss of approximately $37,000.

Lease income decreased by 43% to approximately $15,000 for the quarter ended March 31, 2006, from approximately $27,000 for the quarter ended March 31, 2005, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended March 31, 2005.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses decreased 75% to approximately $7,000 for the quarter ended March 31, 2006, from $28,000 for the quarter ended March 31, 2005, which is primarily attributable to a decrease in accounting fees of approximately $4,000 and a decrease in remarketing fees of approximately $7,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 43% to approximately $800 for the quarter ended March 31, 2006, from approximately $1,000 for the quarter ended March 31, 2005, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 45% to approximately $13,000 for the quarter ended March 31, 2006, from approximately $23,000 for the quarter ended March 31, 2005 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment for the three months ending March 31, 2006 with a net book value of approximately $2,000 for a net gain on sale of equipment of approximately $100. For the period ended March 31, 2005, the Partnership sold computer equipment with a net book value of approximately $11,000 for a net loss on sale of equipment of approximately $10,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2006.

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

Based upon this review, the Partnership's Chief Executive Officer and Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

PART II: OTHER INFORMATION

                      COMMONWEALTH INCOME & GROWTH FUND III

     Item 1.     LEGAL PROCEEDINGS.

                 N/A

     Item 1 A.   RISK FACTORS

THERE IS NO PUBLIC MARKET FOR THE UNITS, AND YOU MAY BE UNABLE TO SELL OR TRANSFER YOUR UNITS AT A TIME AND PRICE OF YOUR CHOOSING.

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

                                        COMMONWEALTH INCOME & GROWTH FUND III
                                           BY: COMMONWEALTH INCOME &
                                           GROWTH FUND, INC. General Partner


May 15, 2006                            By: /s/ Kimberly A. Springsteen
Date                                        ------------------------------------
                                        Kimberly A. Springsteen
                                        Chief Executive Officer

                             31.1 THE RULE 15D-14(A)

I, Kimberly A. Springsteen certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund III (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Kimberly A. Springsteen
-----------------------------------
Kimberly A. Springsteen
Chief Executive Officer
May 15, 2006

                             31.2 THE RULE 15D-14(A)

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund III (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Kimberly A. Springsteen
-----------------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2006

                     32.1 SECTION 1350 CERTIFICATION OF CEO

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund III, (the "Company") on Form 10-Q for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kimberly A. Springsteen
-----------------------------------
Kimberly A. Springsteen
Chief Executive Officer
May 15, 2006

                     32.2 SECTION 1350 CERTIFICATION OF CFO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund III, (the "Company") on Form 10-Q for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kimberly A. Springsteen
-----------------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2006