Form 10-Q
period 2006-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2006-08-14
CIK 1038878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-26933

                      COMMONWEALTH INCOME & GROWTH FUND III
             (Exact name of registrant as specified in its charter)

          Pennsylvania
(State or other jurisdiction of                         23-2895714
incorporation or organization)           (I.R.S. Employer Identification Number)

                         Brandywine Bldg. One, Suite 200
                                 2 Christy Drive
                              Chadds Ford, PA 19317
          (Address, including zip code, of principal executive offices)

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

                                    FORM 10-Q
                                  JUNE 30, 2006

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
Item 5.   Other Information
Item 6.   Index to Exhibits

          Signatures
          Certifications

                      COMMONWEALTH INCOME & GROWTH FUND III
                            CONDENSED BALANCE SHEETS

                                                       JUNE 30,    DECEMBER 31,
                                                         2006          2005
                                                     -----------   ------------
                                                     (UNAUDITED)
ASSETS
Cash and cash equivalents                             $   7,518     $  10,333
Lease income receivable, net of reserves of $0 at
   June 30, 2006 and December 31, 2005                    5,697         3,733
Prepaid Expenses                                          2,540            --
                                                      ---------     ---------
                                                         15,755        14,066
                                                      ---------     ---------
Computer equipment, at cost                             364,796       738,928
Accumulated depreciation                               (334,243)     (683,254)
                                                      ---------     ---------
                                                         30,553        55,674
                                                      ---------     ---------
Equipment acquisition costs and deferred expenses,
   net                                                    1,102         1,702
                                                      ---------     ---------
TOTAL ASSETS                                          $  47,410     $  71,442
                                                      =========     =========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable                                      $  27,269     $  26,728
Accounts payable - affiliated limited partnerships       49,657        49,657
Accounts payable - General Partner                       99,766       111,352
Accounts payable - Commonwealth Capital Corp.           115,451       122,565
Unearned lease income                                       122           122
Other accrued expenses                                   10,486        10,490
Notes payable                                            21,804        30,817
                                                      ---------     ---------
TOTAL LIABILITIES                                       324,555       351,731
                                                      ---------     ---------
PARTNERS' CAPITAL
General partner                                           1,000         1,000
Limited partners                                       (278,145)     (281,289)
                                                      ---------     ---------
TOTAL PARTNERS' CAPITAL                                (277,145)     (280,289)
                                                      ---------     ---------
TOTAL LIABILITIES AND PARTNERS' CAPITAL               $  47,410     $  71,442
                                                      =========     =========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                       CONDENSED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30               JUNE 30
                                                    -------------------   -------------------
                                                      2006       2005       2006       2005
                                                    --------   --------   --------   --------
                                                        (UNAUDITED)           (UNAUDITED)
INCOME
Lease                                               $ 11,976   $ 23,056   $ 27,244   $ 49,760
Interest and other                                       800      1,518        800      1,520
Gain on sale of computer equipment                       113         --        169         --
                                                    --------   --------   --------   --------
TOTAL INCOME                                          12,889     24,574     28,213     51,280
                                                    --------   --------   --------   --------
EXPENSES
Operating, excluding depreciation                     16,508     15,839     23,395     43,698
Equipment management fee - General Partner               599      1,153      1,362      2,488
Interest                                                 341        619        748      1,405
Depreciation                                           6,229     17,388     19,275     40,455
Amortization of equipment
  acquisition costs and deferred expenses                339        618        599      1,916
Loss on sale of computer equipment                        --      1,396         --     10,972
                                                    --------   --------   --------   --------
TOTAL EXPENSES                                        24,016     37,013     45,379    100,934
                                                    --------   --------   --------   --------
NET (LOSS)                                          $(11,127)  $(12,439)  $(17,166)  $(49,654)
                                                    ========   ========   ========   ========
NET (LOSS) ALLOCATED TO LIMITED PARTNERS            $(11,277)  $(12,698)  $(17,472)  $(50,696)
                                                    ========   ========   ========   ========
NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                  $  (0.07)  $  (0.08)  $  (0.12)  $  (0.33)
                                                    ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD    151,178    151,178    151,178    151,178
                                                    ========   ========   ========   ========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
               CONDENSED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

                                                  GENERAL   LIMITED
                                                  PARTNER   PARTNER    GENERAL    LIMITED
                                                   UNITS     UNITS     PARTNER    PARTNER      TOTAL
                                                  -------   -------   --------   ---------   ---------
PARTNERS' CAPITAL (DEFICIT) - DECEMBER 31, 2005      50     151,178   $  1,000   $(281,290)  $(280,290)
   Net income (loss)                                                       306     (17,472)    (17,166)
   Contributions-Cash contribution                                       1,000          --       1,000
   Contributions-Forgiveness of Fees                                    25,000          --      25,000
   Contributions-Forgiveness of Expenses                                25,000          --      25,000
   Transfer of partners' capital                                       (51,000)     51,000          --
   Distributions                                                          (306)    (30,383)    (30,689)
                                                    ---     -------   --------   ---------   ---------
PARTNERS' CAPITAL (DEFICIT) - JUNE 30, 2006          50     151,178   $  1,000   $(278,145)  $(277,145)
                                                    ===     =======   ========   =========   =========

            see accompanying notes to condensed financial statements

                      COMMONWEALTH INCOME & GROWTH FUND III
                        CONDENSED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                         2006       2005
                                                       --------   --------
                                                           (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 20,859   $ 38,328
                                                       --------   --------
INVESTING ACTIVITIES:
Net proceeds from the sale of computer equipment          6,015      7,833
                                                       --------   --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                 6,015      7,833
                                                       --------   --------
FINANCING ACTIVITIES:
Contributions                                             1,000     70,000
Distributions to partners                               (30,689)  (105,512)
                                                       --------   --------
NET CASH (USED IN) FINANCING ACTIVITIES                 (29,689)   (35,512)
                                                       --------   --------
Net (decrease) increase in cash and cash equivalents     (2,815)    10,649
Cash and cash equivalents, beginning of period           10,333      6,000
                                                       --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  7,518   $ 16,649
                                                       ========   ========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BUSINESS                    Commonwealth Income & Growth Fund III (the
                                 "Partnership") is a limited partnership
                                 organized in the Commonwealth of Pennsylvania.
                                 The Partnership offered for sale up to 750,000
                                 Units of the limited partnership at the
                                 purchase price of $20 per unit (the
                                 "Offering"). The Offering was terminated at the close of business on July 31, 2000 by the General Partner. The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer IT equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp
                                 ("CCC"), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership's General
                                 Partner is Commonwealth Income & Growth Fund,
                                 Inc. (the "General Partner"), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the
                                 Partnership will continue until December 31, 2009.

2.   BUSINESS PLAN               The Partnership has suffered recurring losses
                                 from operations and has a deficit partners' capital of approximately $277,000 at June 30, 2006. The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.
                                 (See note 5)

                                 The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through 2006. No fees will be charged to the fund during 2006. CCC commits to fund distributions through September 2006, at which time we will reassess the operations of the fund. CCC will continue to reassess the operations on a quarterly basis throughout 2006.

3.   SUMMARY OF SIGNIFICANT      BASIS OF PRESENTATION
     ACCOUNTING POLICIES
                                 The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.
                                 Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles in the United
                                 States of America. In the opinion of
                                 management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.
                                 For further information regarding the
                                 Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2005. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed as of June 30, 2006.

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

                                 Through June 30, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the six-month period ended June 30, 2006 and 2005, remarketing fees were paid in the amount of $1,300 and $10,000, respectively.

                                 The Partnership's share of the computer
                                 equipment in which they participate with other partnerships at June 30, 2006 and December 31, 2005 was approximately $4,000 and $111,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2006 and December 31, 2005 was approximately $13,000 and $1,434,000, respectively. There was no outstanding debt associated at June 30, 2006 and December 31, 2005. The total outstanding debt at June 30, 2006 and December 31, 2005 related to the equipment shared by the Partnership was $0 for both periods.

                                 The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2006:

                                                                       Amount
                                                                      -------
                                 Six Months ended December 31, 2006   $ 8,801
                                 Year Ended December 31, 2007          12,875
                                 Year Ended December 31, 2008           1,072
                                                                      -------
                                                                      $22,748
                                                                      =======

5.   RELATED PARTY               RECEIVABLES / PAYABLES
     TRANSACTIONS
                                 As of June 30, 2006 the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                 FORGIVENESS OF RELATED PARTY PAYABLES

                                 During the six-months ended June 30, 2006, CCC and the General Partner, forgave payables owed to them by the Partnership in the amount of $50,000.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six-months ended June 30, 2006 and 2005, the Partnership recorded $0 and $8,000, respectively, for reimbursement of expenses to the General Partner.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                                 (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                                 (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the six-months ended June 30, 2006 and 2005, equipment management fees of approximately $1,000 and $2,000, respectively, were earned by the General Partner.

6.   NOTES PAYABLE               Notes payable consisted of the following:

                                                                      JUNE 30,   DECEMBER 31,
                                                                        2006         2005
                                                                      --------   ------------
                                 Installment note payable to banks;
                                 interest at 6.0%, due in monthly
                                 installments of $394, including
                                 interest, with final payments
                                 through December 2006.                $ 2,323      $ 5,528

                                 Installment note payable to bank;
                                 interest at 5.5%, due in monthly
                                 installments of $1,073, including
                                 interest, with final payments in
                                 January 2008.                          19,481       25,289
                                                                       -------      -------
                                                                       $21,804      $30,817
                                                                       =======      =======

                                 These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2006 are as follows:

                                                                       Amount
                                                                      -------
                                 Six months ended December 31, 2006   $ 8,293
                                 Year ended December 31, 2007          12,443
                                 Year ended December 31, 2008           1,068
                                                                      -------
                                                                      $21,804
                                                                      =======

7.   SUPPLEMENTAL CASH FLOW      Other noncash activities included in the
     INFORMATION                 determination of net loss are as follows:

Six months ended June 30,                                       2006      2005
------------------------------------------------------------   ------   -------
Lease income, net of interest expense on
   notes payable realized as a result of direct payment of
   principal by lessee to bank                                 $9,014   $19,727

          No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

     Non-cash operating, investing and financing activities include the following:

Six months ended June 30,                          2006      2005
----------------------------------------------   -------   -------
Forgiveness of related party payables recorded
   as a capital transaction                      $50,000   $52,500

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

FORWARD LOOKING STATEMENTS

     Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

REVENUE RECOGNITION

Through June 30, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the six-months ended June 30, 2006 cash from operations of approximately $21,000 and a capital contribution from the General Partner of $70,000 for the six-months ended June 30, 2005. The primary uses of cash for the six-months ended June 30, 2006 and 2005 was for payments of preferred distributions to partners of approximately $31,000 and $106,000, respectively.

For the six month period ending June 30, 2006, the Partnership generated cash flow from operating activities of approximately $21,000 which includes a net loss of approximately $17,000 and depreciation and amortization expenses of approximately $20,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $9,000.

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

The Partnership sold computer equipment for the six months ending June 30, 2006 with a net book value of approximately $6,000 for a net gain on sale of equipment of approximately $100. For the period ended June 30, 2005, the Partnership sold computer equipment with a net book value of approximately $19,000 for a net loss on sale of equipment of approximately $11,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of 9,000 for the balance of the year ending December 31, 2006 and $14,000 thereafter. At June 30,

2006, the outstanding debt was $22,000 with interest rates ranging from 5.5% to 6.0%, and will be payable through January 2008.

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

The Partnership's share of the computer equipment in which they participate with other partnerships at June 30, 2006 and December 31, 2005 was approximately $4,000 and $111,000, respectively, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2006 and December 31, 2005 was approximately $13,000 and $1,434,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2006 and December 31, 2005 was $0 for both periods, and the total outstanding debt at June 30, 2006 and December 31, 2005 related to the equipment shared by the Partnership was $0 for both periods.

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts owing to allow for distributions to limited partners. During the period ended June 30, 2006, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of $50,000. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through September 30, 2006.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

For the quarter ended June 30, 2006, the Partnership recognized income of approximately $13,000 and expenses of approximately $24,000, resulting in a net loss of approximately $11,000. For the quarter ended June 30, 2005, the Partnership recognized income of approximately $25,000 and expenses of approximately $37,000 resulting in a net loss of approximately $12,000.

Lease income decreased by 48% to approximately $12,000 for the quarter ended June 30, 2006, from approximately $23,000 for the quarter ended June 30, 2005, primarily due to the fact that more lease agreements ended than new lease agreements acquired since the quarter ended June 30, 2005.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses increased 4% to approximately $17,000 for the quarter ended June 30, 2006, from $16,000 for the quarter ended June 30,

2005, which is primarily attributable to an increase in accounting fees of approximately $700.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 48% to approximately $600 for the quarter ended June 30, 2006, from approximately $1,000 for the quarter ended June 30, 2005, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 64% to approximately $7,000 for the quarter ended June 30, 2006, from approximately $18,000 for the quarter ended June 30, 2005 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment for the three-months ending June 30, 2006 with a net book value of approximately $4,000 for a net gain on sale of equipment of approximately $100. For the period ended June 30, 2005, the Partnership sold computer equipment with a net book value of approximately $8,000 for a net loss on sale of equipment of approximately $1,000.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

For the six months ended June 30, 2006, the Partnership recognized income of approximately $28,000 and expenses of approximately $45,000, resulting in a net loss of approximately $17,000. For the six months ended June 30, 2005, the Partnership recognized income of approximately $51,000 and expenses of approximately $101,000, resulting in a net loss of approximately $50,000.

Lease income decreased by 45% to approximately $27,000 for the six months ended June 30, 2006, from approximately $50,000 for the six months ended June 30, 2005, primarily due to the fact that more lease agreements ended than new lease agreements were acquired since the six months ended June 30, 2005.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses decreased 46% to approximately $23,000 for the six months ended June 30, 2006, from $44,000 for the six months ended June 30, 2005, which is primarily attributable to a decrease in accounting fees of $7,000, a decrease in remarketing fees of $8,000 and a decrease in other LP expenses of $5,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 45% to approximately $1,000 for the six months ended June 30, 2006, from approximately $2,000 for the six months ended June 30, 2005, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 53% to approximately $20,000 for the six months ended June 30, 2006, from approximately $42,000 for the six months ended June 30, 2005 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment for the six-months ending June 30, 2006 with a net book value of approximately $6,000 for a net gain on sale of equipment of approximately $100. The Partnership sold computer equipment with a net book value of approximately $19,000 for the six-months ended June 30, 2005, for a net loss of approximately $11,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams. There are no material changes to this disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2006.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the General partner's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the General Partner's Chief Executive Officer and Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

                 N/A

     Item 3.     DEFAULTS UPON SENIOR SECURITIES.

                 N/A

     Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                 N/A

     Item 5.     OTHER INFORMATION.
                 N/A

     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 a)   Exhibits:

                      31.1 THE RULE 15D-14(A)
                      31.2 THE RULE 15D-14(A)
                      32.1 SECTION 1350 CERTIFICATION OF CEO
                      32.2 SECTION 1350 CERTIFICATION OF CFO

                 b)   Report on Form 8-K:

On April 24, 2006 COMMONWEALTH INCOME & GROWTH FUND III issued an 8-K statement to the SEC. Items reported in this statement consisted of the following: George
S. Springsteen, Founder and former Chairman of the Board, CEO and Treasurer of the general partner's parent company, Commonwealth Capital Corp. ("CCC"), passed away unexpectedly on April 18, 2006. The Board of Directors immediately took action and adopted the following changes in management effective April 24, 2006:
Mr. Springsteen's spouse, Kimberly A. Springsteen, 46, has been appointed as Chairman of the Board, Chief Executive Officer and Treasurer of CCC, CIGF, Inc. and CCSC, and remains a Director and Chief Operating Officer of each. Henry J. Abbott, 55, has been appointed as President of CCC, CIGF, Inc. and CCSC. Jay M. Dugan, 58, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. Lynn A. Franceschina, 34, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. James Pruett, 40, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC. Donnamarie D. Abbott, 46, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC.

Also included in the April 24, 2006 8-K statement were changes among the Board of Directors as follows: Effective as of April 18, 2006, Jay M. Dugan, Katrina
M. Mason and Lynn A. Franceschina have joined Ms. Springsteen and Mr. Abbott on the Board of Directors of CCC and CIGF, Inc. Ms. Springsteen has been appointed as the Chairman of the Board of Directors and Katrina M. Mason, 33, has been appointed President of CCSC, effective as of the date hereof.

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


August 14, 2006                         By: /s/ Kimberly A. Springsteen
Date                                        ------------------------------------
                                        Kimberly A. Springsteen
                                        Chief Executive Officer