Form 10-Q
period 2006-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2006-11-14
CIK 1038878

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-26933

COMMONWEALTH INCOME & GROWTH FUND III

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2895714 (I.R.S. Employer Identification Number)

Brandywine Bldg. One, Suite 200

2 Christy Drive

Chadds Ford, PA 19317

(Address, including zip code, of principal executive offices)

(610) 594-9600

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

FORM 10-Q

September 30, 2006

Back to Contents

Commonwealth Income & Growth Fund III

Condensed Balance Sheets

	September 30, 2006	December 31, 2005

	(unaudited)
Assets
Cash and cash equivalents	$984	$10,333
Lease income receivable, net of reserves of $0 at September 30, 2006 and December 31, 2005	5,013	3,733
Prepaid Expenses	1,451	—

	7,448	14,066

Computer equipment, at cost	364,796	738,928
Accumulated depreciation	(337,688)	(683,254)

	27,108	55,674

Equipment acquisition costs and deferred expenses, net	878	1,702

Total assets	$35,434	$71,442

Liabilities and Partners’ Capital
Liabilities
Accounts payable	$25,931	$26,728
Accounts payable – affiliated limited partnerships	49,700	49,657
Accounts payable – General Partner	100,174	111,352
Accounts payable – Commonwealth Capital Corp.	67,640	122,565
Unearned lease income	122	122
Other accrued expenses	10,490	10,490
Notes payable	17,687	30,817

Total liabilities	271,744	351,731

Partners’ Capital
General partner	1,000	1,000
Limited partners	(237,310)	(281,289)

Total partners’ capital	(236,310)	(280,289)

Total liabilities and partners’ capital	$35,434	$71,442

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund III

Condensed Statements of Operations

	Three months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

	(unaudited)		(unaudited)
Income
Lease	$8,040	$17,925	$35,284	$67,686
Interest and other	31	—	831	1,518
Gain on sale of computer equipment	96	1,168	265	—

Total income	8,167	19,093	36,380	69,204

Expenses
Operating, excluding depreciation	8,734	5,569	32,130	49,267
Equipment management fee - General Partner	402	896	1,764	3,384
Interest	283	546	1,031	1,951
Depreciation	3,446	16,479	22,721	56,934
Amortization of equipment acquisition costs and deferred expenses	224	260	823	2,176
Loss on sale of computer equipment	—	—	—	9,804
Other	434	—	434	—

Total expenses	13,523	23,750	58,903	123,516

Net (loss)	$(5,356)	$(4,657)	$(22,523)	$(54,312)

Net (loss) allocated to limited partners	$(5,484)	$(4,846)	$(22,957)	$(55,542)

Net (loss) per equivalent limited partnership unit	$(0.04)	$(0.03)	$(0.15)	$(0.37)

Weighted Average number of equivalent limited partnership units outstanding during the period	151,178	151,178	151,178	151,178

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund III

Condensed Statements of Partners’ Capital (Deficit)

For the Nine Months ended September 30, 2006

(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners’ capital (deficit) - December 31, 2005	50	151,178	$1,000	$(281,290)	$(280,290)
Net income (loss)	—	—	434	(22,957)	(22,523)
Contributions-Cash contribution	—	—	10,000	—	10,000
Contributions-Forgiveness of Fees	—	—	75,000	—	75,000
Contributions-Forgiveness of Expenses	—	—	25,000	—	25,000
Transfer of partners’ capital	—	—	(110,000)	110,000	—
Distributions	—	—	(434)	(43,063)	(43,497)

Partners’ capital (deficit) – September 30, 2006	50	151,178	$1,000	$(237,310)	$(236,310)

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund III

Condensed Statements of Cash Flow

For the Nine months ended September 30, 2006 and 2005

	2006	2005

	(unaudited)
Net cash provided by operating activities	$18,037	$32,050

Investing activities:
Net proceeds from the sale of computer equipment	6,111	10,850

Net cash provided by investing activities	6,111	10,850

Financing activities:
Contributions	10,000	77,771
Distributions to partners	(43,497)	(124,415)

Net cash (used in) financing activities	(33,497)	(46,644)

Net (decrease) increase in cash and cash equivalents	(9,349)	(3,744)
Cash and cash equivalents, beginning of period	10,333	6,000

Cash and cash equivalents, end of period	$984	$2,256

see accompanying notes to condensed financial statements

Back to Contents

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business

Commonwealth Income & Growth Fund III (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania. The Partnership offered for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the “Offering”). The Offering was terminated at the close of business on July 31, 2000 by the General Partner. The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2009.

2.	Business Plan

The Partnership has suffered recurring losses from operations and has a deficit partners’ capital of approximately $236,000 at September 30, 2006. The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners. (See note 5)

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through 2006. No fees will be charged to the fund during 2006. CCC commits to fund distributions through December 31, 2006, at which time we will reassess the operations of the fund. CCC will continue to reassess the operations on a quarterly basis throughout 2006.

Back to Contents

3.	Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2005 has been prepared from the books and records without audit. Financial information as of December 31, 2005 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The Partnership determined that no impairment existed as of September 30, 2006.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.
Forgiveness of Related Party Payables
In accordance with Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt, the Partnership accounts for forgiveness of related party payables as partner’s capital transactions.
Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Back to Contents

4.	Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 24 to 36 months. In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

		Through September 30, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to “stay with the lease” for potential extensions, remarketing, or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. For the nine-month period ended September 30, 2006 and 2005, remarketing fees were paid in the amount of $1,200 and $11,000, respectively.

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2006 and December 31, 2005 was approximately $4,000 and $111,000, respectively, which is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2006 and December 31, 2005 was approximately $13,000 and $1,434,000, respectively. There was no associated outstanding debt as of September 30, 2006 and December 31, 2005. Also, there was no other outstanding debt as of September 30, 2006 and December 31, 2005 related to the equipment shared by the Partnership.

		The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2006:
			Amount

		Three Months ended December 31, 2006	$9,507
		Year Ended December 31, 2007	12,875
		Year Ended December 31, 2008	1,073

			$23,455

Back to Contents

5.	Related Party Transactions	Receivables / Payables
As of September 30, 2006 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.
Forgiveness of Related Party Payables
During the nine-months ended September 30, 2006, CCC forgave payables owed to them by the Partnership in the amount of $100,000.
Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine-months ended September 30, 2006 and 2005, the Partnership recorded $8,000 and $14,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. During the nine-months ended September 30, 2006 and 2005, equipment management fees of approximately $1,700 and $3,000, respectively, were earned by the General Partner.

Back to Contents

6.	Notes Payable

Notes Payable are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2006 are as follows:

	September 30, 2006	December 31, 2005

Installment notes payable to banks; interest at 6.0%, due in monthly installments of $394 and $320, including interest, with final payments through December 2006.	$1,170	$5,528
Installment note payable to bank; interest at 5.5%, due in monthly installments of $1,073, including interest, with final payments in January 2008.	16,516	25,289

	$17,686	$30,817

Payments on the above notes are due as follows:
Amount

Three months ended December 31, 2006	$4,176
Year ended December 31, 2007	12,442
Year ended December 31, 2008	1,068

$17,686

7.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2006	2005

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$13,131	$24,542

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Back to Contents

Non-cash operating, investing and financing activities include the following:

Nine months ended September 30,	2006	2005

Forgiveness of related party payables recorded as a capital transaction	$100,000	$52,500

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The Partnership’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

FORWARD LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Back to Contents

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

REVENUE RECOGNITION

Through September 30, 2006, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value of the asset. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

Liquidity and Capital Resources

The Partnership’s primary sources of cash for the nine months ended September 30, 2006 were cash from operations of approximately $18,000 and a capital contribution from the General Partner of $10,000. This source of cash includes a net loss of approximately $23,000 and depreciation and amortization expenses of approximately $24,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $13,000.

The primary uses of cash for the nine-months ended September 30, 2006 and 2005 were for payments of preferred distributions to partners of approximately $43,000 and $124,000 respectively.

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

The Partnership sold computer equipment during nine months ending September 30, 2006 with a net book value of approximately $6,000, for a net gain of approximately $300. For the same period ended September 30, 2005, the Partnership sold computer equipment with a net book value of approximately $21,000, for a net loss of $10,000.

Back to Contents

The Partnership’s investment strategy is to acquire computer equipment and generally lease it under “triple-net” leases to operators, who meet specific financial standards. This approach minimizes the Partnership’s operating expenses. As of September 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $9,000 for the balance of the year ending December 31, 2006 and $14,000 thereafter. As of September 30, 2006, the outstanding debt was $18,000 with interest rates ranging from 5.5% to 6.0%, and will be payable through January 2008.

If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of, or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary. Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership’s share of the computer equipment in which they participate with other partnerships at September 30, 2006 and December 31, 2005 was approximately $4,000 and $111,000, respectively and is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2006 and December 31, 2005 was approximately $13,000 and $1,434,000, respectively. The Partnership had no outstanding debt associated with this equipment at September 30, 2006 and December 31, 2005. And the Partnership also had no other outstanding debt at September 30, 2006 and December 31, 2005 related to the equipment shared by the Partnership.

The General Partner and CCC have forgiven amounts payable to them by the Partnership and have deferred payments on other amounts owing to allow for distributions to limited partners. During the period ended September 30, 2006, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of $100,000. Additionally, CCC made a $10,000 cash contribution to the Partnership during the same period. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through December 30, 2006.

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

For the quarter ended September 30, 2006, the Partnership recognized income of approximately $8,000 and expenses of approximately $14,000 resulting in a net loss of approximately $6,000. For the quarter ended September 30, 2005, the Partnership recognized income of approximately $19,000 and expenses of approximately $24,000 resulting in a net loss of approximately $5,000.

Back to Contents

Lease income decreased by 55% to approximately $8,000 for the quarter ended September 30, 2006, from approximately $18,000 for the quarter ended September 30, 2005. This decrease is primarily attributable to more lease agreements ending, versus new lease agreements being acquired since the quarter ended September 30, 2005.

Operating expenses, excluding depreciation, primarily consist of: accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses increased 57% to approximately $9,000 for the quarter ended September 30, 2006, from $5,500 for the quarter ended September 30, 2005. This is primarily attributable to a increase in remarketing fees and higher insurance costs, partially offset by lower miscellaneous administrative and outside service expenses.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 55% to approximately $400 for the quarter ended September 30, 2006, from approximately $1,000 for the quarter ended September 30, 2005 and is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses decreased 78% to approximately $4,000 for the quarter ended September 30, 2006, from approximately $17,000 for the quarter ended September 30, 2005. This was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

Nine months Ended September 30, 2006 compared to Nine months Ended September 30, 2005

For the nine months ended September 30, 2006, the Partnership recognized income of approximately $36,000 and expenses of approximately $58,000 resulting in a net loss of approximately $23,000. For the nine months ended September 30, 2005, the Partnership recognized income of approximately $69,000 and expenses of approximately $123,000, resulting in a net loss of approximately $54,000.

Lease income decreased by 48% to approximately $35,000 for the nine months ended September 30, 2006, from approximately $68,000 for the nine months ended September 30, 2005. This is primarily due to the fact that more lease agreements have ended verses lease agreements being acquired since the nine month period of September 30, 2005

Operating expenses, excluding depreciation, primarily consist of: accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership. The expenses decreased 35% to approximately $32,000 for the nine months ended September 30, 2006, from $49,000 for the nine months ended September 30, 2005. This is primarily attributable to a decrease in accounting and remarketing fees, partially offset by higher partnership taxes and insurance costs.

Back to Contents

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 48% to approximately $2,000 for the nine months ended September 30, 2006, from approximately $3,000 for the nine months ended September 30, 2005 and is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 60% to approximately $23,000 for the nine months ended September 30, 2006, from approximately $59,000 for the nine months ended September 30, 2005 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment for the nine months ending September 30, 2006 with a net book value of approximately $6,000 for a net gain on sale of equipment of approximately $300. For the same period last year the Partnership sold computer equipment with a net book value of approximately $11,000 for a net loss of approximately $10,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams. There are no material changes to this disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Chief Executive Officer and Financial Officer of the General Partner has conducted a review of the Partnership’s disclosure controls and procedures as of September 30, 2006.

The Company’s disclosure controls and procedures include the Partnership’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”) is accumulated and communicated to the General partner’s management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the General Partner’s Chief Executive Officer and Financial Officer has concluded that the Partnership’s disclosure controls (as defined pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

Back to Contents

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

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

Back to Contents

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Submission of Matters to a Vote of Securities Holders.

N/A

Item 5. Other Information.

N/A

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

31.1 THE RULE 15d-14(a)

31.2 THE RULE 15d-14(a)

32.1 SECTION 1350 CERTIFICATION OF CEO

32.2 SECTION 1350 CERTIFICATION OF CFO

b)	N/A

Back to Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND III
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

Date November 14, 2006	By:	/s/ Kimberly A. Springsteen

Kimberly A. Springsteen Chief Executive Officer