Form 10-Q
period 2007-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2007-05-15
CIK 1038878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

FORM 10-Q
MARCH 31, 2007

Commonwealth Income & Growth Fund III
Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Cash and cash equivalents	$279	$2,878
Lease income receivable, net of reserves of $0 at March 31, 2007 and December 31, 2006	3,008	4,285
Prepaid Expenses	3,786	363
	7,073	7,526

Computer equipment, at cost	347,591	364,796
Accumulated depreciation	(330,861)	(341,135)
	16,730	23,661

Equipment acquisition costs and deferred expenses, net	441	654

Total assets	$24,244	$31,841

Liabilities and Partners' Capital

Liabilities
Accounts payable	$13,598	$26,094
Accounts payable – affiliated limited partnerships	31,645	49,700
Accounts payable – General Partner	101,029	100,576
Accounts payable – Commonwealth Capital Corp.	53,724	37,099
Unearned lease income	122	122
Other accrued expenses	10,487	10,487
Notes payable	10,464	13,511
Total liabilities	221,069	237,589

Partners' Capital

General partner	1,000	1,000
Limited partners	(197,825)	(206,748)
Total partners' capital	(196,825)	(205,748)

Total liabilities and partners' capital	$24,244	$31,841

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III Condensed Statements of Operations
	Three months Ended
	March 31,
	2007	2006
	(unaudited)
Income
Lease	$6,858	$15,268
Interest and other	11	-
Gain on sale of computer equipment	-	56

Total income	6,869	15,324

Expenses
Operating, excluding depreciation	14,114	6,888
Equipment management fee - General Partner	343	763
Interest	172	407
Depreciation	3,178	13,046
Amortization of equipment acquisition costs and deferred expenses	213	260
Loss on sale of computer equipment	262	-
Total expenses	18,282	21,364

Net (loss)	$(11,413)	$(6,040)

Net (loss) allocated to limited partners	(11,564)	(6,196)

Net (loss) per equivalent limited partnership unit	$(0.08)	$(0.04)

Weighted Average number of equivalent limited partnership units outstanding during the period	151,178	151,178

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Partners' Capital (Deficit)
For the Three Months ended March 31, 2007
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners' capital (deficit) - January 1, 2007	50	151,178	$1,000	$(206,748)	$(205,748)
Net income (loss)	-	-	151	(11,564)	(11,413)
Contributions-Cash contribution	-	-	17,400	-	17,400
Contributions-Forgiveness of Fees	-	-	18,055	-	18,055
Transfer of partners’ capital	-	-	(35,455)	35,455	-
Distributions	-	-	(151)	(14,968)	(15,119)
Partners' capital (deficit) - March 31, 2007	50	151,178	$1,000	$(197,825)	$(196,825)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Cash Flow

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)

Net cash provided by (used in) operating activities	$(8,371)	$6,529

Investing activities:
Net proceeds from the sale of computer equipment	3,491	1,931
Net cash provided by investing activities	3,491	1,931

Financing activities:
Contributions from General Partner	17,400	-
Distributions to partners	(15,119)	(15,571)
Net cash provided by (used in) financing activities	2,281	(15,571)

Net increase (decrease) in cash and cash equivalents	(2,599)	(7,111)
Cash and cash equivalents, beginning of period	2,878	10,333
Cash and cash equivalents, end of period	$279	$3,222

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Business

Commonwealth Income & Growth Fund III (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania.  The Partnership offered for sale up to 750,000 Units of the limited partnership at the purchase price of $20 per unit (the “Offering”).  The Offering was terminated at the close of business on July 31, 2000 by the General Partner.  The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer information technology (I.T.) equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2009.

2. Business Plan

The Partnership has suffered recurring losses from operations and has a deficit partners’ capital of approximately $197,000 at March 31, 2007.  The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.  (See note 5)

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through  December 31, 2007. No fees will be charged to the fund during 2007.  CCC has committed to fund distributions through September 30, 2007, at which time it will reassess the operations of the fund.  CCC will continue to reassess the operations on a quarterly basis throughout 2007.

3. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2006 has been prepared from the books and records without audit.  Financial information as of December 31, 2006 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of March 31, 2007.

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

4. Computer Equipment

The Partnership is the lessor of equipment under operating leases with a period of 39 months.  In general, the lessee pays associated costs such as repairs and maintenance, insurance and property taxes.

Through March 31, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the three month period ended March 31, 2007 and 2006, remarketing fees were paid in the amount of $1,000 and $1,000, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2007 and December 31, 2006 was approximately $0 and $4,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2007 and December 31, 2006 was approximately $0 and $13,000 respectively.  There was no outstanding debt associated with the equipment at March 31, 2007 and December 31, 2006.  The total outstanding debt at March 31, 2007 and December 31, 2006 related to the equipment shared by the Partnership was also $0 for both periods.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2007:

Amount
Nine Months ended December 31, 2007	$9,656
Year Ended December 31, 2008	1,073
$10,729

5. Related Party Transactions

Forgiveness of Related Party Payables

During the three months ended March 31, 2007, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of $18,000.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the three months ended March 31, 2007 and 2006, the Partnership recorded $17,000 and $12,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  During the three months ended March 31, 2007 and 2006, equipment management fees of approximately $300 and $8,00, respectively, were earned by the General Partner.

6. Notes Payable

Notes payable consisted of the following:

	March 31, 2007	December 31, 2006

Installment notes payable to banks; interest at 5.5%, due in monthly installments of $1,073, including interest, with final payments in January 2008.	10,464	13,511
	$10,464	$13,511

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2007 are as follows:

Amount
Nine months ended December 31, 2007	$9,396
Year ended December 31, 2008	1,068
$10,464

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2007	2006

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$3,047	$4,954

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Non-cash operating, investing and financing activities include the following:

Three months ended March 31,	2007	2006
Forgiveness of related party payables recorded as a capital contribution	$18,055	$50,000

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

REVENUE RECOGNITION

Through March 31, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history, extends credit, and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

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

Liquidity and Capital Resources

The Partnership’s primary source of cash for the three months ended March 31, 2007 was from a capital contribution by the General Partner of $17,000. For the three months ended March 31, 2006 the primary source of cash was from operations of $7,000.  The primary uses of cash for the three months ended March 31, 2007 were from operations of approximately $8,000 and payments of preferred distributions to partners of approximately $15,000.  For the three months ended March 31, 2006 the primary use of cash was for payments of preferred distributions to partners of $16,000.

For the three month period ending March 31, 2007, the Partnership used cash for operating activities of approximately $8,000, which includes a net loss of approximately $11,000 and depreciation and amortization expenses of approximately $3,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $3,000.

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

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of March 31, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of $10,000 for the balance of the year ending December 31, 2007 and $1,000 thereafter.  At March 31, 2007, the outstanding debt was $10,400, with an interest rate of 5.5%, and will be payable through January 2008.

If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits.  The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs is deemed necessary.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2007 and December 31, 2006 was approximately $0 and $4,000, respectively, which is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2007 and December 31, 2006 was approximately $0 and $13,000, respectively.  There was no outstanding debt or total outstanding debt associated with this equipment at March 31, 2007 and December 31, 2006. The total outstanding debt at March 31, 2007 and December 31, 2006 related to the equipment shared by the Partnership was also $0 for both periods.

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts owing to allow for distributions to limited partners.  During the period ended March 31, 2007, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of $18,000.  The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through September 30, 2007.

Results of Operations

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

For the quarter ended March 31, 2007, the Partnership recognized income of approximately $7,000 and expenses of approximately $18,000 resulting in a net loss of approximately $11,000.   For the quarter ended March 31, 2006, the Partnership recognized income of approximately $15,000 and expenses of approximately $21,000, resulting in a net loss of approximately $6,000.

Lease income decreased by 55% to approximately $7,000 for the quarter ended March 31, 2007, from approximately $15,000 for the quarter ended March 31, 2006, primarily due to the fact that more lease agreements ended than new lease agreements were acquired since the quarter ended March 31, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership.  The expenses increased 105% to approximately $14,000 for the quarter ended March 31, 2007, from $7,000 for the quarter ended March 31, 2006, which is primarily attributable to an increase in accounting fees of approximately $8,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 55% to approximately $300 for the quarter ended March 31, 2007, from approximately $800 for the quarter ended March 31, 2006, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 75% to approximately $3,000 for the quarter ended March 31, 2007, from approximately $13,000 for the quarter ended March 31, 2006 due to equipment and acquisition fees being fully depreciated / amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment for the three months ending March 31, 2007 with a net book value of approximately $4,000 for a net loss on sale of equipment of approximately $300.  For the period ended March 31, 2006, the Partnership sold computer equipment with a net book value of approximately $2,000 for a net gain on sale of equipment of approximately $100.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

Item 4.  Controls and Procedures

The Chief Executive Officer and Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2007.

The Company’s disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

Based upon this review, the Partnership’s Chief Executive Officer and Financial Officer have concluded that the Partnership's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

Part II:   OTHER INFORMATION

Commonwealth Income & Growth Fund III

Item 1.	Legal Proceedings

N/A

Item 1 A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.	Defaults Upon Senior Securities

N/A

Item 4.	Submission of Matters to a Vote of Securities Holders

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

31.1	THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
31.2	THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1	SECTION 1350 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
32.2	SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND III

BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

May 15, 2007	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer