Form 10-Q
period 2007-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2007-11-13
CIK 1038878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

FORM 10-Q
SEPTEMBER 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund III
Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Assets

Cash and cash equivalents	$22,588	$2,878
Lease income receivable	11,337	4,285
Prepaid expenses	1,074	363
	34,999	7,526

Computer equipment, at cost	167,167	364,796
Accumulated depreciation	(107,922)	(341,135)
	59,245	23,661

Equipment acquisition costs and deferred expenses, net	85	654
Total Assets	$94,329	$31,841

Liabilities and Partners' Capital

Liabilities
Accounts payable	$40,980	$26,094
Accounts payable - affiliated limited partnerships	31,645	49,700
Accounts payable - General Partner	100,943	100,576
Accounts payable - Commonwealth Capital Corp.	27,865	37,099
Other accrued expenses	10,490	10,487
Unearned lease income	491	122
Notes payable	4,243	13,511
Total Liabilities	216,657	237,589

Partners' Capital
General partner	1,000	1,000
Limited partners	(123,328)	(206,748)
Total Partners' Capital	(122,328)	(205,748)

Total Liabilities and Partners' Capital	$94,329	$31,841

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue
Lease	$9,255	$8,040	$25,707	$35,284
Interest and other	122	31	134	831
Gain on sale of computer equipment	7,760	96	8,045	265

Total Revenue	17,137	8,167	33,886	36,380

Expenses
Operating, excluding depreciation	4,649	8,734	29,366	32,130
Equipment management fee - General Partner	-	402	823	1,764
Interest	87	283	389	1,031
Depreciation	5,435	3,446	13,537	22,721
Amortization of equipment acquisition costs and deferred expense	170	224	569	823
Other	-	434	-	434

Total expenses	10,341	13,523	44,684	58,903

Net income (loss)	$6,796	$(5,356)	$(10,798)	$(22,523)

Net income (loss) allocated to limited partners	$6,645	$(5,484)	$(11,251)	$(22,957)

Net income (loss) per equivalent limited partnership unit	$0.04	$(0.04)	$(0.07)	$(0.15)

Weighted average number of equivalent limited partnership units outstanding during the period	151,178	151,178	151,178	151,178

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Partners' Capital
For the Nine Months ended September 30, 2007
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners' capital deficit - January 1, 2007	50	151,178	$1,000	$(206,748)	$(205,748)
Net Income (loss)	-	-	453	(11,251)	(10,798)
Contributions-Cash contribution	-	-	90,697	-	90,697
Contributions-Forgiveness of Fees	-	-	48,878	-	48,878
Transfer of partners' capital	-	-	(139,575)	139,575	-
Distributions	-	-	(453)	(44,904)	(45,357)
Partners' capital (deficit)- September 30, 2007	50	151,178	$1,000	$(123,328)	$(122,328)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Cash Flow

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)

Net cash provided by operating activities	$15,446	$18,037

Investing activities:
Capital expenditures	(52,873)	-
Net proceeds from the sale of computer equipment	11,797	6,111
Net cash (used in) provided by investing activities	(41,076)	6,111

Financing activities:
Contributions	90,697	10,000
Distributions to partners	(45,357)	(43,497)
Net cash provided by (used in) financing activities	45,340	(33,497)

Net increase (decrease) in cash and equivalents	19,710	(9,349)
Cash and cash equivalents, beginning of period	2,878	10,333

Cash and cash equivalents, end of period	$22,588	$984

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

2. Business Plan

The Partnership has suffered recurring losses from operations and has a deficit partners’ capital of approximately $123,000 at September 30, 2007.  The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.  (See note 5)

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through  December 31, 2007. No fees will be charged to the fund during 2007.  CCC has committed to fund distributions through December 30, 2007, at which time it will reassess the operations of the fund.  CCC will continue to reassess the operations on a quarterly basis throughout 2007.

3. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2006 has been prepared from the books and records without audit.  Financial information as of December 31, 2006 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of September 30, 2007.

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

4. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 29 to 39 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through September 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing, or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2007 and 2006, remarketing fees were incurred in the amounts of $1,000 and $1,200, respectively.

As of September 30, 2007 the Partnership did not have any equipment in which it participated with other partnerships.  The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2006 was approximately $4,000, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2006 was approximately $13,000.  There was no outstanding debt associated with the equipment at September 30, 2007 and December 31, 2006.  There also was no total outstanding debt at September 30, 2007 and December 31, 2006 related to the equipment shared by the Partnership.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2007:

Amount
Three Months ended December 31, 2007	$7,455
Year Ended December 31, 2008	12,456
Year Ended December 31, 2009	11,383
Year Ended December 31, 2010	2,846
$34,140

5. Related Party Transactions

Receivables/Payables

As of September 30, 2007 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Forgiveness of Related Party Payables

During the nine months ended September 30, 2007, CCC and the General Partner forgave payables owed to them by the Partnership of approximately $49,000.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the nine months ended September 30, 2007, the Partnership recorded approximately $21,000 for reimbursement of expenses to the General Partner.  During the nine months ended September 30, 2006, the Partnership recorded approximately $8,000 for reimbursement of expenses to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the nine months ended September 30, 2007, equipment management fees of approximately $800 were earned by the General Partner.  For the nine months ended September 30, 2006, equipment management fees of approximately $1,700 were earned by the General Partner.

6. Notes Payable

Notes payable consisted of the following:

	September 30, 2007	December 31, 2006
Installment note payable to bank; interest at 5.5%, due in monthly installments of $1,073, including interest, with final payment in January 2008.	$4,243	$13,511

This note is secured by specific computer equipment and is a nonrecourse liability of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2007 are as follows:

Amount
Three months ended December 31, 2007	$3,175
Year ended December 31, 2008	1,068
$4,243

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2007	2006
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$9,268	$13,131

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Non-cash operating, investing and financing activities include the following:

Nine months ended September 30,	2007	2006
Forgiveness of related party payables recorded as a capital contribution	$48,878	$100,000

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

REVENUE RECOGNITION

Through September 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary sources of cash for the nine months ended September 30, 2007 were contributions of approximately $91,000 and operating activities of approximately $15,000. The primary uses of cash were for capital expenditures of approximately $53,000 and payments of preferred distributions to partners of approximately $45,000.  For the nine month period ending September 30, 2007, the Partnership generated cash flow from operating activities of approximately $15,000, which includes a net loss of approximately $11,000 and depreciation and amortization expenses of approximately $14,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $9,000.

While the Partnership intends to invest additional capital in equipment during the remainder of 2007, the amount of such additional investment is uncertain. The additional investment will be dependent on multiple factors including the partnership’s available cash flow and the general partner’s ability to purchase leases consistent with the partnership’s objectives.

For the nine month period ending September 30, 2006, the Partnership generated cash flow from operating activities of approximately $18,000, which includes a net loss of approximately $23,000 and depreciation and amortization expenses of approximately $24,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $13,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $7,500 for the balance of the year ending December 31, 2007 and approximately $27,000 thereafter.  As of September 30, 2007, the outstanding debt was approximately $4,000 with an interest rate of 5.5%, and will be payable through January 2008.

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

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts owed, to allow for distributions to limited partners.  During the nine months ended September 30, 2007, CCC and the General Partner forgave payables owed to them by the Partnership of approximately $49,000.  The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership, including the amounts necessary to fund, if any, distributions to limited partners, through December 30, 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

For the three months ended September 30, 2007, the Partnership recognized revenue of approximately $17,000 and expenses of approximately $10,000 resulting in a net income of approximately $7,000.  For the three months ended September 30, 2006, the Partnership recognized revenue of approximately $8,000 and expenses of approximately $14,000, resulting in a net loss of approximately $6,000.

Lease income increased by 15% to approximately $9,000 for the three months ended September 30, 2007, from approximately $8,000 for the three months ended September 30, 2006.  This increase was due to more lease agreements being acquired during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses allocable to the Partnership were not charged to the Partnership, but were absorbed by CCC.  The expenses decreased 47% to approximately $5,000 for the three months ended September 30, 2007, from $9,000 for the three months ended September 30, 2006.  This decrease is primarily attributable to a decrease in remarketing fees, accounting fees, and printing fees.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was forgiven by the general partner in an effort to assist in the operating results of the Partnership for the three months ended September 30, 2007.  The equipment management fee was approximately $400 for the three months ended September 30, 2006.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 53% to approximately $6,000 for the three months ended September 30, 2007, from approximately $4,000 for the three months ended September 30, 2006 due to more leases being acquired.

The Partnership sold computer equipment for the three months ended September 30, 2007 with no net book value for a net gain on sale of equipment of approximately $8,000.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, the Partnership recognized revenue of approximately $34,000 and expenses of approximately $45,000, resulting in a net loss of approximately $11,000.  For the nine months ended September 30, 2006, the Partnership recognized revenue of approximately $36,000 and expenses of approximately $58,000, resulting in a net loss of approximately $23,000.

Lease income decreased by 27% to approximately $26,000 for the nine months ended September 30, 2007, from approximately $35,000 for the nine months ended September 30, 2006, primarily due to more lease agreements ending than new lease agreements being acquired since the nine months ended September 30, 2006.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses allocable to the Partnership were not charged to the Partnership, but were absorbed by CCC.  The expenses decreased 9% to approximately $29,000 for the nine months ended September 30, 2007, from $32,000 for the nine months ended September 30, 2006, which is primarily attributable to a decrease in printing fees of approximately $3,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was approximately $800 for the nine months ended September 30, 2007.  For the nine months ended September 30, 2006, the equipment management fee was approximately $2,000

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses decreased 40% to approximately $14,000 for the nine months ended September 30, 2007, from approximately $23,000 for the nine months ended September 30, 2006 due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new purchases.

The Partnership sold computer equipment for the nine months ended September 30, 2007 with a net book value of approximately $4,000 for a net gain on sale of equipment of approximately $8,000.  The Partnership sold computer equipment with a net book value of approximately $6,000 for the nine months ended September 30, 2006, for a net gain of approximately $300.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long- term debt and its associated fixed revenue streams.

Item 4.  Controls and Procedures

The Chief Executive Officer and Principal Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2007.

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

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect the disclosure controls and procedures in the nine months ended September 30, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND III
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 13, 2007	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer