Form 10-K
period 2007-12-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2008-03-20
CIK 1038878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

(610) 594-9600
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
 (Title of Class)

    Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act):      YES ☐    NO ☒

    Indicate by checkmark if the registrant is not required to file to file reports pursuant to Section-13 or Section-15(d) of the Act.     YES ☐     NO ☒

    Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:     YES ☒     NO ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     YES ☒     NO ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Do not check if a smaller reporting company.

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):      YES ☐     NO ☒

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:  N/A

 Documents incorporated by reference: None.
FORM 10-K
DECEMBER 31, 2007

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in economic conditions, political conditions, trade protection measures, reliance on third parties for manufacturing of products and provision of services; and other factors that are set forth in the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

See “The Glossary” below for the definition of selected terms not otherwise defined in the text of this report.

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
(c)       use a portion of cash flow and net disposition proceeds derived from the sale,refinancing or other disposition of equipment to purchase additional equipment; and
(d)       refinance, sell or otherwise dispose of equipment in a manner that will maximize the proceeds to the Partnership.

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED.

Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

Although the Partnership generally acquires new equipment, the Partnership may purchase used equipment.   Generally, equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the equipment and supplier involved.   Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for equipment provide for service and replacement of parts during a limited period.   Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

As of December 31, 2007, all equipment purchased by the Partnership was subject to an operating lease or an operating lease was already entered into with a third party when the Partnership acquired an item of equipment.   The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain nonrecourse loans from the manufacturers, to finance the acquisition of equipment.  Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.   As of December 31, 2007, the Partnership has not entered into any such agreements.

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

The Partnership has suffered recurring losses from operations and has a deficit partners’ capital of approximately $135,000 at December 31, 2007.  The General Partner and Commonwealth Capital Corp. (CCC) have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through December 31, 2008. No fees will be charged to the fund by CCC and its affiliates during 2008.  CCC has committed to fund limited partner distributions through June 2008, at which time CCC will reassess the operations of the fund.  Thereafter, the General Partner intends to review and reassess the Partnership’s business plan on a quarterly basis through 2008.  Additional funds may be utilized to purchase additional equipment during 2008 as available cash flow permits.

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

Computer technology has developed rapidly in recent years and is expected to continue to do so.   Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago.   Much of the older IBM and IBM compatible computer I.T. equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment.   The General Partner believes that historically, values of I.T. equipment have been affected less dramatically by changes in technology than have the values of central processing units.   An equipment user who upgrades to a more advanced central processor generally can continue to use his existing I.T. equipment.   I.T. equipment nevertheless is subject to declines in value as new, improved models are developed and become available.   Technological advances and other factors, discussed below in Management’s Discussion and Analysis, have at times caused dramatic reductions in the market prices of I.T. equipment from the prices at which they were originally introduced.

Other Equipment-Restrictions.  The Partnership generally acquires I.T. equipment such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer.  The General Partner is also authorized to cause the Partnership to invest in other types of data processing, telecommunication or medical technology equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein; and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase.  There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  Through December 31, 2007, the Partnership has acquired a diversified equipment portfolio, which it has leased to 23 different companies located throughout the United States.   The equipment types comprising the portfolios are as follows:

Equipment Type	Approximate %
Small & Midrange Servers	26%
High End Servers	23%
Workstations	4%
Datacom	12%
Printers	9%
Storage	15%
Tape Libraries	8%
Telecom	3%

Total	100%

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment.  The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating leases.  Operating leases are relatively short-term (12 to 39 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.  The equipment may also be leased pursuant to full payout net leases.  Full payout net leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject equipment.  It is anticipated that the Partnership will enter into few, if any, full payout net leases.  The General Partner may also enter into conditional sales contracts for equipment.  A conditional sales contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment.  Under a conditional sales contract, the seller reserve title to, and retains, a security interest in, the equipment until the purchase price of the equipment is paid.  As of December 31, 2007, the Partnership has not entered into any full payout net leases or conditional sales contracts for equipment and does not presently intend to do so.

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2007, all leases that have been entered into are “triple net leases”.

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

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership.  Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services.  Such agreements generally require annual or more frequent adjustment of service fees.   As of December 31, 2007, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned by the Partnership, or subject to conditional sales contracts.  The Partnership will incur only non-recourse debt that is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above the levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2007, the aggregate non-recourse debt outstanding of $1,000 was approximately 1% of the aggregate cost of equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment, or it may distribute some or all of such proceeds to the Limited Partners.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2007, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash that might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2007, the Partnership has not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.   As of December 31, 2007, the Partnership has not refinanced any of its debt.

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

MANAGEMENT OF EQUIPMENT

Equipment management services for the Partnership’s equipment are provided by the General Partner and its affiliates and by persons employed by the General Partner.  Such services will consist of collection of income from the equipment, negotiation and review of leases, conditional sales contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by equipment, general supervision of lessees to assure that they are properly utilizing and operating equipment, providing related services with respect to equipment, supervising, monitoring and reviewing services performed by others with respect to equipment and preparing monthly equipment operating statements and related reports.

COMPETITION

The equipment leasing industry is highly competitive.  The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner.  Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms that are more favorable than those that the Partnership can offer.  They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services that the Partnership may not be able to offer.  Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges), which will afford benefits to the purchaser similar to those obtained through leases. Other competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.  As a result of the advantages that certain of its competitors may have, the Partnership may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

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

INVESTMENTS

The Partnership, through CCC, participates in the purchase of equipment subject to associated debt obligations and lease agreements.  The purchase price, list price and monthly rentals presented below represent the Partnership’s share of the total amounts, based on CCC’s allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

Through March 12, 2008, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

LESSEE	MFG	EQUIPMENT DESCRIPTION	LIST PRICE	PURCHASE PRICE	MONTHLY RENTAL	LEASE TERM
Charleston Area Medical Center	Canon	Multifunction Printers	$2,038	$1,871	$53	35
Charleston Area Medical Center	Canon	Multifunction Printers	8,339	7,655	217	35
Charleston Area Medical Center	Canon	Multifunction Printers	7,439	6,829	194	35
Charleston Area Medical Center	Canon	Multifunction Printers	2,163	1,765	50	35
Charleston Area Medical Center	Canon	Multifunction Printers	2,292	1,871	53	35
Charleston Area Medical Center	Canon	Multifunction Printers	2,292	1,871	53	35
Charleston Area Medical Center	Canon	Multifunction Printers	2,163	1,765	50	35
Charleston Area Medical Center	Canon	Multifunction Printers	2,163	1,765	50	35
Charleston Area Medical Center	Canon	Multifunction Printers	2,292	1,871	53	35
GE Aviation	Itronix	Laptops	6,808	5,069	132	36
GE Aviation	Itronix	Laptops	23,696	17,644	458	36
GE Aviation	Itronix	Laptops	5,924	4,411	115	36
GE Aviation	Itronix	Laptops	5,924	4,411	115	36
GE Aviation	Itronix	Laptops	6,690	4,982	129	36
IST Management Services	KonicaMinolta	Multifunction Printers	7,498	6,883	239	29
Charleston Area Medical Center	Canon	Multifunction Printers	1,922	1,764	50	35
Charleston Area Medical Center	Canon	Multifunction Printers	1,922	1,764	50	35
Charleston Area Medical Center	Canon	Multifunction Printers	2,292	1,870	53	35

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established.   However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.   There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain funds by refinancing its equipment or borrowing.

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

EMPLOYEES

The Partnership had no employees during 2007 and receives administrative and other services from a related party, CCC, which had 79 employees as of December 31, 2007.

ITEM 1A:                   RISK FACTORS

NOT APPLICABLE

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

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:       MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.  As of December 31, 2007, there were 172 holders of units.

GENERAL LIMITATIONS

Units cannot be transferred without the consent of the General Partner, which may be withheld in its discretion according to the partnership agreement.  The General Partner monitors transfers of units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships.   These safe harbors limit the number of transfers that can occur in any one year.  The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of Units of up to five percent of the total outstanding interest in the Partnership’s capital or profits in any one year.

REDEMPTION PROVISION

On a semi-annual basis, the General Partner, at its discretion, may establish an amount for redemption, generally not to exceed two percent of the outstanding units per year, subject to the General Partner’s good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership.  (The Partnership may redeem units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.)  The redemption price for units will be 105% of the selling Limited Partner’s adjusted capital contributions attributable to the units for sale.   Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the record date with respect to which the redemption is to occur.   The General Partner will maintain a master list of requests for redemption with priority being given to units owned by estates, followed by IRAs and qualified plans.   All other requests will be considered in the order received.  Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its affiliates.  All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

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

ADDITIONAL RESTRICTIONS ON TRANSFER

Limited Partners who wish to transfer their units to a new beneficial owner are required to pay the Partnership up to $50 for each transfer to cover the Partnership’s cost of processing the transfer application and take such other actions and execute such other documents as may be reasonably requested by the General Partner.  There is no charge for re-registration of a unit in the event of a marriage, divorce, death, or transfer to a trust so long as the transfer is not a result of a sale of the Units.

In addition, the following restrictions apply to each transfer: (i) no transfer may be made if it would cause 25% or more of the outstanding units to be owned by benefit plans; and (ii) no transfer is permitted unless the transferee obtains such governmental approvals as may reasonably be required by the General Partner, including without limitation, the written consents of the Pennsylvania Securities Commissioner and of any other securities agency or commission having jurisdiction over the transfer.

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

If the proceeds resulting from the sale of any equipment are reinvested in equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 35.6% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

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

Quarterly distributions in the following amounts were declared and paid to the Limited Partners during 2007 and 2006:

Quarter Ended	2007	2006
March 31	$14,968	$15,415
June 30	14,968	14,968
September 30	14,968	12,680
December 31	14,968	16,452
	$59,872	$59,515

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

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

REVENUE RECOGNITION

Through December 31, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history extending credit and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment occurred in 2007 and 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ("SFAS No. 160").  The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The Partnership does not expect the implementation of SFAS 160 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Partnership is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 may have on our results of operation and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2) , “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  The Partnership is currently determining the effect, if any, that the adoption of SFAS 157 and 157-1 will have on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2007, the Partnership generated cash flow from operating activities of $33,000 which includes net loss of $8,000 reduced by depreciation and amortization expenses of $21,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of $12,000.   For the year ended December 31, 2006, the Partnership generated cash flow from operating activities of $22,000, which includes net loss of $22,000 reduced by depreciation and amortization expenses of $27,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of $17,000.

The Partnership’s primary sources of capital for the years ended December 31, 2007 and 2006 were cash from operations of $33,000 and $22,000, respectively, and proceeds from the sale of computer equipment of $12,000 and $6,000, respectively.  The primary uses of cash for the years ended December 31, 2007 and 2006 were the payment of distributions to partners totaling approximately $60,000 for both years.  Capital expenditures for the year ended 2007 were $67,000. There were no capital expenditures for the year ended December 31, 2006.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators, who generally meet specified financial standards, minimizes the Partnership’s operating expenses. As of December 31, 2007, the Partnership had future minimum rentals on noncancellable operating leases of $23,000 for the year ending 2008 and $31,000 thereafter. At December 31, 2007, the outstanding debt was $1,000 with an interest rate of 5.5% and was paid in January 2008. At December 31, 2006, the outstanding debt was $13,500, with an interest rate of 5.5% and was payable through January 2008.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.   As of December 31, 2007 the Partnership did not have any equipment in which it participated with other partnerships. The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2006 was approximately $4,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2006 was approximately $13,000. There was no outstanding debt at December 31, 2006 related to the equipment shared by the Partnership.

During the years ended December 31, 2007 and 2006, the General Partner and one of its affiliates, CCC, forgave payables owed to them by the Partnership in the amount of $49,000 and $132,000, respectively, and have deferred payments on other amounts owed to allow for distributions to limited partners.  Such amounts have been recorded as contributions to capital.  Also, CCC has contributed cash in the amount of $91,000 and $25,000 in 2007 and 2006, respectively.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through December 31, 2008. No fees will be charged to the fund by CCC and its affiliates during 2008.  CCC commits to fund distributions through June 2008. The General Partner intends to review and reassess the Partnership’s business plan on a quarterly basis through 2008.

RESULTS FROM OPERATIONS

For the years ended December 31, 2007 and 2006 the Partnership recognized income of $42,000 and $44,000 and expenses of $51,000 and $66,000, resulting in net losses of $9,000 and $22,000, respectively.

Lease income decreased to $34,000 in 2007, down from $43,000 in 2006 primarily due to the expiration of older leases and partially offset by newer leases generated in 2007.

The Partnership sold computer equipment with a net book value of $4,000 during the year ended December 31, 2007, for a net gain of $8,000. The Partnership sold computer equipment with a net book value of $6,000 during the year ended December 31, 2006, for a net gain of $265.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to $29,000 during the year ended December 31, 2007, down from $36,000 during the year ended December 31, 2006 respectively. This decrease is primarily attributable to a decrease in remarketing fees, outside services and interest expense of $13,000 and was partially offset by an increase in accounting fees of $6,000.

The equipment management fee is equal to approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases.   The equipment management fee was $800 for the year ended December 31, 2007, down from $2,000 in 2006.  CCC chose to waive fees of approximately $900 during 2007.

Interest expense decreased to $400 for 2007 down from $1,200 for 2006, as a result of certain notes being satisfied during 2006 and other notes nearing their maturity date during 2007.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees and debt placement fees. Depreciation and amortization during 2007 decreased to $21,000 from $27,000 in 2006.  This decrease is primarily attributable to certain computer equipment being fully depreciated in 2006.

Acquisition fees are the total of all fees and commissions paid by any party in connection with the initial purchase of equipment acquired by the Partnership.   Included in the computation of such fees or commissions is the equipment acquisition fee, any commission, selection fee, construction supervision fee, finance fee, non-recurring management fee of a similar nature, however designated. For 2007 the General Partner chose to waive these fees of approximately $2,000.  No such fees were earned by the General Partner in 2006.

NET LOSS

Net loss decreased to $8,000 for the year ended December 31, 2007 from $22,000 for the year ended December 31, 2006. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A:                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8:                         FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2007 and 2006, and the reports thereon of Asher & Company, Ltd. are included in this annual report.

ITEM 9:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A:       CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the fourth quarter of 2007 or subsequent to the date of the evaluation.

ITEM 9A (T):      CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.     It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2007, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

ITEM 9B:                      OTHER INFORMATION

NOT APPLICABLE

ITEM 10:                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund V, and Commonwealth Income & Growth Fund VI.  The principal business office of the General Partner is Brandywine Bldg. One, Suite 200, 2 Christy Drive, Chadds Ford, PA 19317, and its telephone number is 610-594-9600.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME	TITLE
Kimberly A. Springsteen	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	President of CCC & CIGF, Inc. Director of CCC, CCSC & CIGF, Inc.

William Pieranunzi III	President of CCSC, Director of CCC and CCSC.

Lynn A. Franceschina	Executive Vice President, Chief Operating Officer, and Director of CCC, CCSC & CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer of CCC, CCSC & CIGF, Inc. and Director of CCC

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker Services Manager of CCC, CCSC & CIGF, Inc.

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President and Investor Services Manager of CCC, CCSC & CIGF, Inc.

Richard Kizer	Vice President and Portfolio Manager of CCC & CIGF, Inc.

Kimberly A. Springsteen, age 48, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the general partner). Ms. Springsteen is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of Alternative Investments. Ms. Springsteen is the sole shareholder of Commonwealth Capital Corp. and subsidiaries.  Ms. Springsteen has served as Executive Vice President, COO.  In 1997, Ms. Springsteen was elected to the Board of Directors of the parent corporation and founded its broker/dealer arm (Commonwealth Capital Securities Corp.). She was appointed President, COO and Compliance Director of the broker/dealer and elected to its Board of Directors. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association.

Henry J. Abbott, age 57, joined Commonwealth in 1998, as a Portfolio Manager.  Mr. Abbott serves as President of CCC and CIGF, Inc and as a Director of the parent and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Disaster Recovery Committee and the Facilities Committee.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.

William Pieranunzi III, age 50, joined Commonwealth in 2007 as President of CCSC, the broker/dealer affiliate.  Mr. Pieranunzi also serves as a Director of CCC and CCSC.  Mr. Pieranunzi is responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates January 1, 2008.  Mr. Pieranunzi serves on the Disaster Recovery Committee and the Website committee.  From 1981 to 1995 Mr. Pieranunzi has held his FINRA series 22 and 63 licenses. Through his employment agreement with Commonwealth Capital Corp., Mr. Pieranunzi has agreed to re-establish his licenses.  Prior to Commonwealth, Mr. Pieranunzi in 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board OF Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing Association, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

Lynn A. Franceschina, age 36, joined Commonwealth in 2001 and serves as Executive Vice President, Chief Operating Officer and Director of the parent and its affiliates.   Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting, and tax functions, investor communications, and human resources.  During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation.  Prior to Commonwealth, in 1994 until 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000, a Senior Financial Analyst for Environ Products.  Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting.  Ms. Franceschina holds her FINRA 22, 63, and 39 licenses.  Ms. Franceschina serves on the Portfolio Advisory Committee and the Disaster Recovery Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.

Jay Dugan, age 59, joined Commonwealth in 2002 and serves as Executive Vice President and Chief Technology Officer of the parent and its affiliates. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 68, joined Commonwealth in 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 42, joined Commonwealth in 2002 and serves as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

Mark Hershenson, age 42, joined Commonwealth in 2002 and serves as Senior Vice President and Broker Dealer Manager of the parent and its affiliates.  Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer for MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master’s level coursework in Financial Planning through American College.  Mr. Hershenson holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.  Mr. Hershenson is also a member of the Website Committee.

Richard G. Devlin III, age 36, joined Commonwealth in October 2006 and serves as Vice President and General Counsel.  Mr. Devlin is responsible for all Blue Sky activities, FINRA and SEC registrations, and legal opinions for our funds, syndication, and general legal matters.  Mr. Devlin also assists with broker-dealer compliance functions. Mr. Devlin holds his FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Also, as part of Reed Smith’s Securitization Practice Group, Mr. Devlin managed a team of professionals in a high volume commercial loan servicing practice.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania.  Mr. Devlin has also advised MBA students at Drexel University as a judge of the 2006 Business Plan Competition at the Baiada Center for Entrepreneurship at Drexel’s LeBow College of Business, and was a recipient of the 2006 MS Leadership Award from the National Multiple Sclerosis Society. Mr. Devlin serves as a member of the Website Committee.

Edmond J. Enderle, age 61, joined Commonwealth in 2006 and serves as Vice President and Controller.  Mr. Enderle is responsible for Regulatory Filings, Internal Controls, Budgeting, Forecasting, Cash Flow Projections and all accounting related to Syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager where he was responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a Bachelor of Science in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation

Donnamarie D. Abbott, age 49, joined Commonwealth in 2001 and serves as Vice President and Investor Services Manager of the parent and its affiliates.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.

Richard Kizer, age 51, joined Commonwealth in 2006 and serves Vice President and Portfolio Manager of CCC and CIGF, Inc.  Mr. Kizer is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, from 2004 until 2005, Mr. Kizer was employed as a Vertical Account Executive at Nextel Partners where he was responsible for selling wireless products and services to major utilities and colleges and universities in the southeast.  In 2003, he worked as the Area Sales Manager for Alltel Communications and was responsible for business sales in Pensacola, Florida and Mobile, Alabama.  In 1996, he founded and operated the GlobalKnow Corporation, an educational product design and marketing company, where he worked until 2003.  Mr. Kizer was also employed as the Manager for Product Marketing at GTE Telecommunications Services from 1991 until 1996 where he was responsible for managing a large inventory of wireless voice and data products for GTE stores and agents nationwide.  Before reentering the private sector in 1991, Mr. Kizer served in the South Carolina Governor’s Office as the Deputy Director of Public Safety where he helped coordinate federal, state and local response to two Presidentially-declared natural disasters including Hurricane Hugo.  He also served four years on active duty as a First Lieutenant in the United States Army.   Mr. Kizer received his Master of Public Administration degree from the College of Charleston in 1987 and Bachelor of Arts from the University of South Carolina in 1978.

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

CODE OF ETHICS

In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly in light of Partnership's limited business activities.

ITEM 11:                      EXECUTIVE COMPENSATION

The Partnership does not have any directors or executive officers.

ITEM 12:                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

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
		AMOUNT	AMOUNT
ENTITY RECEIVING		INCURRED	INCURRED
COMPENSATION	TYPE OF COMPENSATION	DURING 2007	DURING 2006

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
		$ 31,000	$ 24,000

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
		$ -	$ -

The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third Parties, un- affiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates.	$ -	$ -

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
		$ 800	$ 2,000

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
		$ 400	$ 200

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
		$ 600	$ 600

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its affiliates.  These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES:  COMPETITION FOR MANAGEMENT’S TIME

The General Partner and its affiliate sponsor other investor programs that are potentially in competition with the Partnership in connection with the purchase of equipment as well as opportunities to lease and sell such equipment.  Competition for equipment has occurred and is likely to occur in the future.  The General Partner and its affiliates may also form additional investor programs that may be competitive with the Partnership.

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

If the General Partner or any of its affiliates purchases equipment in its own name and with its own funds in order to facilitate ultimate purchase by the Partnership, the purchaser is entitled to receive interest on the funds expended for such purchase on behalf of the Partnership.  Simple interest on any such temporary purchases is charged on a floating rate basis not in excess of three percent over the “prime rate” from time to time announced by PNC Bank, from the date of initial acquisition to the date of repayment by the Partnership and ownership transfer.

The Partnership does not invest in equipment limited partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other than equipment Programs formed by the General Partner or its affiliates, which partnerships or joint ventures invest in specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-affiliate, and (iii) there are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment programs formed by the General Partner or its affiliates if such action is in the best interest of  all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each program; (iv) the Partnership has a right of first refusal to buy another program’s interest in a joint venture if the other program wishes to sell equipment held in the joint venture; (v) the investment of each program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriate diversification for the programs or for the purpose of relieving the General Partner or its affiliates from a commitment entered into pursuant to certain provisions of the partnership agreement.

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

“Offering” means the initial public offering of the units in the Partnership.

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

ITEM 14:                      PRINCIPAL ACCOUNANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $13,000 and $7,000 respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

TAX FEES

The aggregate fees billed in the fiscal year ended December 31, 2007 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning were $3,000, respectively.  There were no aggregate fees billed in the fiscal year ended December 31, 2006 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

The were no aggregate fees billed in the fiscal years ended December 31, 2007 and 2006 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

The percentage of audit-related, tax and other services that were approved by the board of directors is zero, as no such fees were paid.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	F 1
	Balance Sheets as of December 31, 2007 and 2006	F 2
	Statements of Operations for the years ended December 31, 2007 and 2006	F 4
	Statements of Partners’ Capital (Deficit) for the years ended December 31, 2007 and 2006	F 5
	Statements of Cash Flows for the years ended December 31, 2007 and 2006	F 6
	Notes to Financial Statements	F 7
(a) (2)	Schedules
Schedules are omitted because they are not applicable, not required, or because the requiredinformation is included in the financial statements and notes thereto.

(a) (3)	Exhibits
	*3.1	Certificate of Limited Partnership
	*3.2	Agreement of Limited Partnership

	31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

	32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 20, 2008 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND III
By: COMMONWEALTH INCOME & GROWTH FUND,INC., General Partner
By: /s/ Kimberly A. Springsteen
Kimberly A. Springsteen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2008.

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen	Chairman, Chief Executive Officer,
Kimberly A. Springsteen	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income
& Growth Fund III

Financial Statements
Years Ended December 31, 2007 and 2006

Commonwealth Income & Growth Fund III

Contents

Report of Independent Registered Public Accounting Firm	F 1

Financial statements
Balance sheets	F 2
Statements of operations	F 4
Statements of partners’ capital (deficit)	F 5
Statements of cash flows	F 6

Notes to financial statements	F 7

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund III
Chadds Ford, Pennsylvania

    We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund III (“Partnership”) as of December 31, 2007 and 2006, and the related statements of operations and Partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2007. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 2 to the accompanying financial statements, the Partnership has suffered recurring losses from operations and has a deficit partners’ capital of approximately $135,000 at December 31, 2007.  The General Partner and its parent company have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any operating cash shortfalls of the Partnership through December 31, 2008.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund III as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 18, 2008

F 1

Commonwealth Income & Growth Fund III

Balance Sheets

December 31,	2007	2006

Assets

Cash and cash equivalents	$10,925	$2,878
Lease income receivable, net of reserve of $0 at December 31, 2007 and 2006	9,869	4,285
Prepaid Expenses	-	363
	20,794	7,526

Computer equipment, at cost	109,296	364,796
Accumulated depreciation	(42,358)	(341,135)
	66,938	23,661

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $374 and $2,052, at December 31, 2007 and 2006, respectively	9	654

Total assets	$87,741	$31,841

F 2

Commonwealth Income & Growth Fund III

Balance Sheets

December 31,	2007	2006

Liabilities and Partners' Capital

Liabilities
Accounts payable	$ 13,933	$ 26,094
Accounts payable, Commonwealth Capital Corp.	32,875	37,099
Accounts payable, General Partner	100,943	100,576
Accounts payable, affiliated limited partnerships	68,750	49,700
Unearned lease income	-	122
Other accrued expenses	5,243	10,487
Notes payable	1,068	13,511

Total liabilities	222,812	237,589

Partners' capital (deficit)
General partner	1,000	1,000
Limited partners	(136,071)	(206,748)

Total partners' capital (deficit)	(135,071)	(205,748)

Total liabilities and partners' capital	$ 87,741	$ 31,841

see accompanying notes to financial statements

F 3

Commonwealth Income & Growth Fund III

Statements of Operations

Years ended December 31,	2007		2006

Revenue
Lease		$34,101	$43,323
Interest and other		-	397
Gain on sale of computer equipment		8,045	265

Total revenue		42,146	43,985

Expenses
Operating, excluding depreciation		28,666	35,702
Equipment management fee, General Partner		823	2,166
Depreciation		19,998	26,167
Amortization of equipment acquisition costs and deferred expenses		645	1,047
Interest		433	1,257
Other		3	-

Total expenses		50,568	66,339

Net (loss)		$(8,422)	$(22,354)

Net (loss) allocated to limited partners	$	(9,026)	$(22,954)

Net (loss) per equivalent limited partnership unit		$(0.06)	$(0.15)

Weighted average number of equivalent limited partnership units outstanding during the year		151,178	151,178

see accompanying notes to financial statements

F 4

Commonwealth Income & Growth Fund III

Statements of Partners’ Capital (Deficit)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total

Balance, January 1, 2006	50	151,178	$1,000	$(281,289)	$(280,289)
Net income (loss)	-	-	600	(22,954)	(22,354)
Contributions - Cash	-	-	25,000	-	25,000
Contributions - Forgiveness of Fees	-	-	107,010	-	107,010
Contributions - Forgiveness of Expenses	-	-	25,000	-	25,000
Transfer of partners' capital	-	-	(157,010)	157,010	-
Distributions	-	-	(600)	(59,515)	(60,115)

Balance, December 31, 2006	50	151,178	$1,000	$(206,748)	$(205,748)
Net income (loss)	-	-	604	(9,026)	(8,422)
Contributions - Cash	-	-	90,697	-	90,697
Contributions - Forgiveness of Fees	-	-	48,878	-	48,878
Transfer of partners' capital	-	-	(139,575)	139,575	-
Distributions	-	-	(604)	(59,872)	(60,476)

Balance, December 31, 2007	50	151,178	$1,000	$(136,071)	$(135,071)

see accompanying notes to financial statements

F 5

Commonwealth Income & Growth Fund III

Statements of Cash Flows

Years ended December 31,	2007	2006

Cash flows from operating activities
Net (loss)	$(8,422)	$(22,354)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	20,643	27,214
(Gain) on sale of computer equipment	(8,045)	(265)
Other noncash activities included in determination of net (loss)	(12,443)	(17,307)
Changes in assets and liabilities
Lease income receivable	(5,584)	(551)
Prepaid expenses	363	(363)
Accounts payable	24,944	(636)
Accounts payable, Commonwealth Capital Corp.	(4,224)	(60,465)
Accounts payable, General Partner	44,001	96,232
Accounts payable, affiliated limited partnerships	(18,055)	(43)
Unearned lease income	(122)	-

Net cash provided by operating activities	33,056	21,550

Cash flows from investing activities
Capital expenditures	(67,026)	-
Net proceeds from sale of computer equipment	11,796	6,111

Net cash (used in) provided by investing activities	(55,230)	6,111

Cash flows from financing activities
Contributions	90,697	25,000
Distributions to partners	(60,476)	(60,115)

Net cash provided by (used in) financing activities	30,221	(35,115)

Net increase (decrease) in cash and cash equivalents	8,047	(7,454)

Cash and cash equivalents at beginning of year	2,878	10,333

Cash and cash equivalents at end of year	$10,925	$2,878

see accompanying notes to financial statements

F 6

Commonwealth Income & Growth Fund III

Notes to Financial Statements

1.  The Partnership

Commonwealth Income & Growth Fund III (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania.  The Partnership offered for sale up to 750,000 units of the limited partnership at the purchase price of $20 per unit (the “offering”).  The offering was terminated at the close of business on July 31, 2000 by the General Partner.  The Partnership used the proceeds of the offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors. The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation that is an indirect wholly owned subsidiary of CCC.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2009.

Allocations of income and distributions of cash are based on the Partnership’s Limited Partnership Agreement (the “Agreement”).  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During 2007 and 2006, the Partnership distributed to the limited partners $59,872 and $59,515, respectively.  The 2007 and 2006 distributions were at an annual rate of 2% of the limited partners’ original contributed capital.  Distributions during 2007 and 2006 reflect an annual return of capital in the amount of approximately $0.40 and $0.39, respectively, per limited partnership unit.

2.  Business Plan

The Partnership has suffered recurring losses from operations and has a deficit partners’ capital of approximately $135,000 at December 31, 2007.  The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts to allow for distributions to limited partners.  (See note 5)

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2008. No fees will be charged to the Partnership during 2008.  CCC has committed to fund limited partner distributions through June 2008, at which time CCC will reassess the operations of the Partnership.  CCC will continue to reassess the operations on a quarterly basis throughout 2008.

3.  Summary of Significant Accounting Policies

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment occurred in 2007 and 2006.
F 7

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Cash equivalents have been invested in a money market account investing directly in Treasury obligations.   Cash at December 31, 2007 and 2006 was held in the custody of one financial institution.  At times, the balances may exceed federally insured limits.  The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

Accounts Receivable

Accounts receivable includes current accounts receivable, net of allowances and other accruals.  The Partnership regularly reviews the collectability of its receivables and the creditworthiness of its customers and adjusts its allowance for doubtful accounts accordingly.  The Partnership determined that no allowance was necessary at December 31, 2007 and 2006.

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

F 8

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The Partnership does not expect the implementation of SFAS 160 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Partnership is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 may have on our results of operation and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  The Partnership is currently determining the effect, if any, that the adoption of SFAS 157 and 157-1 will have on its financial statements.

4.  Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 29 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  For the years ended December 31, 2007 and 2006 the Partnership paid $1,000 and $6,000, respectively, in remarketing fees.
F 9

The Partnership participates in leases that are shared with other affiliated partnerships.  The Partnership did not participate in shared leases at December 31, 2007. At December 31, 2006 the Partnership’s share of the computer equipment in which it participates was approximately $4,000 and is included in the Partnership’s fixed assets on their balance sheet.  Total cost at December 31, 2006 was approximately $13,000 and there was no outstanding debt or total outstanding debt associated with this equipment at December 31, 2006.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2007:

Year ending December 31,	Amount

2008	$23,355
2009	22,282
2010	8,248
$53,885

Significant Customers

Lessees exceeding 10% of lease income for the years ended:

Lessee	2007	2006

Lessee A	38%	30%
Lessee B	28%	34%
Lessee C	-%	23%
Lessee D	-%	11%
Lessee E	25%	-%
Total % of Lease Income	91%	98%

Lessees exceeding 10% of accounts receivable at December 31:

Lessee	2007	2006

Lessee A	86%	89%
Lessee B	-%	11%
Lessee C	14%	-%
Total % of Accounts Receivable	100%	100%

5.  Related Party Transactions

Forgiveness of Related Party Payables

During the year ended December 31, 2007 and 2006 the General Partner and one of its affiliates, CCC, in their discretion, forgave payables owed to them by the Partnership in the amount of approximately $49,000 and $132,000, respectively.  These amounts have been recorded as contributions to capital.  Cash was contributed by CCC in the amount of $91,000 and $25,000, in 2007 and 2006, respectively.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During 2007and 2006, expenses were incurred by the General Partner and its affiliates on behalf of the Partnership in the amounts of $31,000 and $24,000, respectively.
F 10

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  The fee was paid upon each closing of the offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the offering available for investment in equipment.  If the Partnership acquires equipment in an amount exceeding the net proceeds of the offering available for investment in equipment, the fee will be paid when such equipment is acquired.  In 2007, the General Partner chose to waive acquisition fees of approximately $2,000. No such fees were earned by the General Partner in 2006.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  No debt placement fees were earned by the General Partner in 2007 and 2006.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases.  During 2007 and 2006, equipment management fees of approximately $800 and $2,000 were earned by the General Partner as determined pursuant to section (ii) above.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  During 2007 and 2006 equipment liquidation fees of approximately $400 and $200 respectively, were earned by the General Partner.

6.  Notes Payable

Notes Payable Consisted of the following:

December 31,	2007	2006

Installment note payable to banks; interest at 5.5%, due in monthly installments of $1,073, including interest with final payments in January 2008.	$1,068	$13,511

This note is secured by specific computer equipment and is a nonrecourse liability of the Partnership. Aggregate maturities of the note payable for each year subsequent to December 31, 2007 are as follows:

Year Ending December 31,

2008	$1,068
$1,068

F 11

7.  Supplemental Cash Flow Information

Other noncash activities included in the determination of net income are as follows:

Year ended December 31,	2007	2006

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$12,443	$17,307

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Year ended December 31,	2007	2006

Forgiveness of payables by related parties recorded as capital contributions (see Note 5)	$48,878	$132,010

8.  Reconciliation of Net (Loss) Reported for Financial Reporting Purposes to Taxable Income (Loss) on the Federal Partnership Return

Year Ended December 31,	2007	2006

Net (loss) for financial reporting purposes to taxable income (loss)	$(8,422)	$(22,354)
Adjustments
Gain (loss) on sale of computer equipment	1,243	(32,740)
Depreciation	7,645	(1,433)
Amortization	525	758
Unearned lease income	(120)	-
Other	-	2,082

Taxable Income (loss) on the Federal Partnership Return	$871	$(57,851)

Adjustment or (loss) on sale of equipment is due to longer useful lives for tax reporting purpose.

F 12

9.  Quarterly Results of Operation (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2007 and 2006 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2007

Revenues
Lease and other	$6,869	$9,594	$9,377	$8,394
(Loss) gain on sale of computer equipment	(262)	546	7,760	-
Total revenues	6,607	10,140	17,137	8,394

Total costs and expenses	18,020	16,321	10,341	6,018

Net (loss) income	$(11,413)	$(6,181)	$6,796	$2,376
Net (loss) income allocated to limited partners	$(11,564)	$(6,332)	$6,645	$2,225
Net (loss) income per limited partner unit	$(0.08)	$(0.04)	$0.04	$0.01

	Quarter ended
	March 31	June 30	September 30	December 31

2006

Revenues
Lease and other	$15,268	$12,776	$8,071	$7,605
Gain on sale of computer equipment	56	113	96	-
Total revenues	15,324	12,889	8,167	7,605

Total costs and expenses	21,364	24,016	13,523	7,436

Net (loss) income	$(6,040)	$(11,127)	$(5,356)	169
Net (loss) allocated to limited partners	$(6,196)	$(11,277)	$(5,484)	$-

Net (loss) per limited partner unit	$(0.04)	$(0.07)	$(0.04)	$-

The cumulative gain or loss on sale of equipment is included in revenue or cost, as appropriate.

F 13