Form 10-Q
period 2008-03-31
COMMONWEALTH INCOME & GROWTH FUND III
filed 2008-05-14
CIK 1038878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐   NO  ☒

FORM 10-Q
MARCH 31, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund III
Condensed Balance Sheet

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents	$575	$10,925
Lease income receivable, net of reserves of $0 as of
March 31, 2008 and December 31, 2007	2,548	9,869
Prepaid expenses	1,625	-
	4,748	20,794

Computer equipment, at cost	140,569	109,296
Accumulated depreciation	(67,127)	(42,358)
	73,442	66,938

Equipment acquisition costs and deferred expenses, net	-	9

Total Assets	$78,190	$87,741

Liabilities and Partners' Capital

Liabilities
Accounts payable	$56,906	$13,933
Accounts payable, Commonwealth Capital Corp.	43,851	32,875
Accounts payable, General Partner	100,943	100,943
Accounts payable, affiliated limited partnerships	5,220	68,750
Other accrued expenses	5,243	5,243
Notes Payable	-	1,068
Total liabilities	212,163	222,812

Partners' Capital
General partner	1,000	1,000
Limited partners	(134,973)	(136,071)
Total Partners' Capital	(133,973)	(135,071)

Total Liabilities and Partners' Capital	$78,190	$87,741

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Operations

	Three months Ended
	March 31,
	2008	2007
	(unaudited)

Revenue
Lease	$7,538	$6,858
Interest and other	7,171	11
Total revenue	14,709	6,869

Expenses
Operating	8,720	14,114
Equipment management fee - General Partner	-	343
Interest	5	172
Depreciation	7,757	3,178
Amortization of equipment acquisition costs and deferred expenses	10	213
Loss on sale of computer equipment	-	262
Total expenses	16,492	18,282

Net (loss)	$(1,783)	$(11,413)

Net (loss) allocated to limited partners	$(1,934)	$(11,564)

Net (loss) per equivalent limited partnership unit	$(0.01)	$(0.08)

Weighted average number of equivalent limited partnership units outstanding during the period	151,178	151,178

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Partners’ Capital
For the Three Months ended March 31, 2008
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2008	50	151,178	$1,000	$(136,071)	$(135,071)
Net income (loss)	-	-	151	(1,934)	(1,783)
Contributions-Cash contribution	-	-	18,000	-	18,000
Transfer of partners' capital	-	-	(18,000)	18,000	-
Distributions	-	-	(151)	(14,968)	(15,119)
Balance, March 31, 2008	50	151,178	$1,000	$(134,973)	$(133,973)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Cash Flow

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)

Net cash provided by (used in) operating activities	$1,031	$(8,371)

Investing activities:
Capital Expenditures	(14,262)	-
Net proceeds from the sale of computer equipment	-	3,491
Net cash (used in) provided by investing activities	(14,262)	3,491

Financing activities:
Contributions from General Partner	18,000	17,000
Distributions to partners	(15,119)	(15,119)
Net cash provided by financing activities	2,881	2,281

Net decrease in cash and cash equivalents	(10,350)	(2,599)
Cash and cash equivalents, beginning of period	10,925	2,878

Cash and cash equivalents, end of period	$575	$279

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

2. Business Plan

The Partnership has suffered recurring losses from operations and has a deficit partners’ capital of approximately $134,000 at March 31, 2008.  During the three months ended March 31, 2008, CCC and the General Partner did not forgive payables owed to them by the Partnership (See note 5).

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through December 31, 2008. No fees will be charged to the Partnership by CCC and its affiliates during 2008.  CCC has committed to fund limited partner distributions through June 2008, at which time CCC will reassess the operations of the Partnership.  Thereafter, the General Partner intends to review and reassess the Partnership’s business plan on a quarterly basis through 2008.  Additional funds may be utilized to purchase additional equipment during 2008 as available cash flow permits.

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management’s assessment of the following accounting pronouncements has changed since disclosed in its Form 10K for December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”).   As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1    (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the financial statements of the Partnership at March 31, 2008.

Basis of Presentation

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records without audit.  Financial information as of December 31, 2007 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of March 31, 2008 and March 31, 2007.

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

Through March 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing, or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  The Partnership had no remarketing fess paid or incurred for the three months ended March 31, 2008.  For the three months ended March 31, 2007, remarketing fees were incurred and paid in the amount of $1,000.

The Partnership participates in leases that are shared with other affiliated partnerships. The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2008, was approximately $5,000 and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2008, was approximately $9,000.  The Partnership has no outstanding debt associated with this equipment at March 31, 2008.  The Partnership did not participate in shared leases with other partnerships at December 31, 2007.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2008:

Amount
Nine Months ended December 31, 2008	$25,390
Year Ended December 31, 2009	27,094
Year Ended December 31, 2010	13,360
Year Ended December 31, 2011	426
$66,270

5. Related Party Transactions

Forgiveness of Related Party Payables

During the three months ended March 31, 2008, CCC and the General Partner did not forgive payables owed to them by the Partnership. Cash was contributed by CCC in the amount of $18,000 and $17,000, in 2008 and 2007 respectively.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the three months ended March 31, 2008, the Partnership recorded approximately $10,000 for reimbursement of expenses to the General Partner.  During the three months ended March 31, 2007, the Partnership recorded approximately $17,000 for reimbursement of expenses to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the three months ended March 31, 2008, the General Partner earned approximately $400 in equipment management fees. These fees were waived by the General Partner in order to assist in the operating results of the Partnership.  For the three months ended March 31, 2007, equipment management fees of approximately $300 were earned by the General Partner.

6. Notes Payable

The Partnership had no notes payable due as of March 31, 2008.  Final payment of $1,073 including interest, was made on one outstanding note in January 2008.

	March 31, 2008	December 31, 2007
Installment note payable to bank; interest at 5.5%, due in monthly installments of $1,073, including interest, with final payment in January 2008.	$-	$1,068

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2008	2007
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,068	$3,047

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Non-cash operating, investing and financing activities include the following:

Three months ended March 31,	2008	2007
Forgiveness of related party payables recorded as a capital contribution	$-	$18,055

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

REVENUE RECOGNITION

Through March 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit, and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of March 31, 2008 and March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary sources of cash for the three months ended March 31, 2008 was a cash contribution of approximately $18,000 from the General Partner.   The Partnership’s primary source of cash for the three months ended March 31, 2007 was also from a cash contribution by the General Partner in the amount of approximately $17,000. The primary uses of cash for the three months ended March 31, 2008, were for capital expenditures of approximately $14,000 and payments of distributions to partners of approximately $15,000.  For the three month period ending March 31, 2007, the primary uses of cash were from operations of approximately $8,000 and payments of distributions to partners of approximately $15,000.

While the Partnership intends to invest additional capital in equipment during the remainder of 2008, the amount of such additional investment is uncertain. The additional investment will be dependent on multiple factors including the partnership’s available cash flow and the general partner’s ability to purchase leases consistent with the partnership’s objectives.

For the three month period ending March 31, 2008, the Partnership generated cash flow from operating activities of approximately $1,000 which includes a net loss of approximately $2,000 and depreciation and amortization expenses of approximately $8,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $1,000.

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

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of March 31, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $25,000 for the balance of the year ending December 31, 2008 and approximately $41,000 thereafter.  As of March 31, 2008, the Partnership had no outstanding debt.

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

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts owed, to allow for distributions to limited partners.  During the three months ended March 31, 2008, CCC and the General Partner did not forgive payables owed to them by the Partnership.  The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through December 31, 2008. No fees will be charged to the fund by CCC and its affiliates during 2008.  CCC has committed to fund limited partner distributions through June 2008, at which time CCC will reassess the operations of the fund.  Thereafter, the General Partner intends to review and reassess the Partnership’s business plan on a quarterly basis through 2008.  Additional funds may be utilized to purchase additional equipment during 2008 as available cash flow permits.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

For the three months ended March 31, 2008, the Partnership recognized revenue of approximately $14,000 and expenses of approximately $16,000 resulting in a net loss of approximately $2,000.  For the three months ended March 31, 2007, the Partnership recognized revenue of approximately $7,000 and expenses of approximately $18,000 resulting in a net loss of approximately $11,000.

Lease income increased by 10% to approximately $7,500 for the three months ended March 31, 2008, from approximately $7,000 for the three months ended March 31, 2007.  This increase was due to more lease agreements being acquired during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses allocable to the Partnership were not charged to the Partnership, but were absorbed by CCC.  The expenses decreased 38% to approximately $9,000 for the three months ended March 31, 2008, from $14,000 for the three months ended March 31, 2007.  This decrease is primarily attributable to a decrease in remarketing fees, accounting fees, printing and investor service fees.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was forgiven by the general partner in an effort to assist in the operating results of the Partnership for the three months ended March 31, 2008.  The equipment management fee was approximately $300 for the three months ended March 31, 2007.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 129% to approximately $8,000 for the three months ended March 31, 2008, from approximately $3,000 for the three months ended March 31, 2007 due to more leases being acquired.

The Partnership did not sell any computer equipment for the three months ended March 31, 2008.  The Partnership sold computer equipment with a net book value of approximately $4,000 for the three months ended March 31, 2007, for a net loss of approximately $300.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4 T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2008 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.                            Legal Proceedings

N/A

Item 1 A.                        Risk Factors

N/A

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

COMMONWEALTH INCOME & GROWTH FUND III
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 14, 2008	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer

By: /s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer