Form 10-Q
period 2008-06-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2008-08-14
CIK 1038878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

FORM 10-Q
JUNE 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund III
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents	$1,707	$10,925
Lease income receivable, net of reserves of $0 as of June 30, 2008 and December 31,	652	9,869
Prepaid expenses	1,086	-
	3,445	20,794

Computer equipment, at cost	101,935	109,296
Accumulated depreciation	(36,418)	(42,358)
	65,517	66,938

Equipment acquisition costs and deferred expenses, net	-	9

Total assets	$68,962	$87,741

Liabilities and Partners' Capital

Liabilities
Accounts payable	$6,623	$13,933
Accounts payable, Commonwealth Capital Corp.	33,426	32,875
Accounts payable, General Partner	101,096	100,943
Accounts payable, affiliated limited partnerships	52,278	68,750
Other accrued expenses	5,245	5,243
Notes Payable	-	1,068
Total liabilities	198,668	222,812

Partners' Capital
General partner	1,000	1,000
Limited partners	(130,706)	(136,071)
Total Partners' Capital	(129,706)	(135,071)

Total Liabilities and Partners' Capital	$68,962	$87,741

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Operations

	Three months Ended		Six months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue
Lease	$10,627	$9,594	$18,165	$16,452
Interest and other	38	-	7,209	11
Gain on sale of computer equipment	-	546	-	285
Total revenue	10,665	10,140	25,374	16,748

Expenses
Operating	17,600	10,602	26,320	24,717
Equipment management fee - General Partner	-	480	-	823
Interest	-	130	5	302
Depreciation	5,396	4,924	13,153	8,102
Amortization of equipment acquisition costs and deferred expenses	-	185	10	398
Loss on sale of computer equipment	1,241	-	1,241	-
Total expenses	24,237	16,321	40,729	34,342

Net (loss)	$(13,572)	$(6,181)	$(15,355)	$(17,594)

Net (loss) allocated to limited partners	$(13,723)	$(6,332)	$(15,657)	$(17,896)

Net (loss) per equivalent limited partnership unit	$(0.09)	$(0.04)	$(0.10)	$(0.12)

Weighted average number of equivalent limited partnership units outstanding during the period	151,178	151,178	151,178	151,178

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Partners’ Capital
For the Six Months ended June 30, 2008
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2008	50	151,178	$1,000	$(136,071)	$(135,071)
Net income (loss)	-	-	302	(15,657)	(15,355)
Contributions-Cash contribution	-	-	31,031	-	31,031
Contributions-Forgiveness of payables	-	-	19,927	-	19,927
Transfer of partners' capital	-	-	(50,958)	50,958	-
Distributions	-	-	(302)	(29,936)	(30,238)
Balance, June 30, 2008	50	151,178	$1,000	$(130,706)	$(129,706)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Cash Flow

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)

Net cash provided by (used in) operating activities	$2,963	$(10,962)

Investing activities:
Capital Expenditures	(17,897)	(36,517)
Net proceeds from the sale of computer equipment	4,923	4,037
Net cash (used in) investing activities	(12,974)	(32,480)

Financing activities:
Contributions from General Partner	31,031	73,878
Distributions to partners	(30,238)	(30,238)
Net cash provided by financing activities	793	43,640

Net increase (decrease) in cash and cash equivalents	(9,218)	198
Cash and cash equivalents, beginning of period	10,925	2,878

Cash and cash equivalents, end of period	$1,707	$3,076

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

The Partnership uses the proceeds of the offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships it controls based on certain risk factors.

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

2. Business Plan

The Partnership has suffered recurring losses from operations and has a deficit partners’ capital of approximately $130,000 at June 30, 2008.  During the six months ended June 30, 2008, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $20,000 (See note 5).

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through December 31, 2008. No fees will be charged to the Partnership by CCC and its affiliates during 2008.  CCC has committed to fund limited partner distributions through December 2008, at which time CCC will reassess the operations of the Partnership.  Additional funds may be utilized to purchase additional equipment during 2008 as available cash flow permits.
3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management’s assessment of the following accounting pronouncements has changed since disclosed in its Form 10K for December 31, 2007

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Audit Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Partnership is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” .   As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1    (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the financial statements of the Partnership at June 30, 2008

Basis of Presentation

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
Operating results for the six months ended June 30, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of June 30, 2008.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

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

4. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 15 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through June 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing, or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the six months ended June 30, 2008 the Partnership incurred remarketing fees in the amount of $2,000.  For the six months ended June 30, 2007, remarketing fees were incurred in the amount of $1,000.

The Partnership participates in leases that are shared with other affiliated partnerships. The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2008, was approximately $5,000 and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2008, was approximately $9,000.  The Partnership had no outstanding debt associated with this equipment at June 30, 2008.  The Partnership did not have any equipment in which it participated with other partnerships at June 30, 2007.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2008:
Amount
Six Months ended December 31, 2008	$16,699
Year Ended December 31, 2009	28,330
Year Ended December 31, 2010	14,596
Year Ended December 31, 2011	888
$60,513

5. Related Party Transactions

Forgiveness of Related Party Payables

During the six months ended June 30, 2008, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately, $20,000. Cash was contributed by CCC in the amount of $31,000 and $74,000, in 2008 and 2007 respectively.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the six months ended June 30, 2008, the Partnership recorded approximately $20,000 for reimbursement of expenses to the General Partner.  During the six months ended June 30, 2007, the Partnership recorded approximately $19,000 for reimbursement of expenses to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the six months ended June 30, 2008, the General Partner earned approximately $1,000 in equipment management fees. These fees were waived by the General Partner in order to assist in the operating results of the Partnership.  For the six months ended June 30, 2007, equipment management fees of approximately $800 were earned  by the General Partner.

6. Notes Payable

The Partnership had no notes payable due as of June 30, 2008.  Final payment of $1,073 including interest was made on one outstanding note in January 2008.

7. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2008	2007
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,067	$6,136

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Non-cash operating, investing and financing activities include the following:

Six months ended June 30,	2008	2007
Forgiveness of related party payables recorded as a capital contribution	$19,927	$48,055

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

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

REVENUE RECOGNITION

Through June 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit, and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary sources of cash for the six months ended June 30, 2008 and 2007 were cash contributions by the General Partner in the amount of approximately $31,000 and $74,000, respectively.

The Partnership’s primary uses of cash for the six months ended June 30, 2008 and 2007 were for capital expenditures of approximately $18,000 and $37,000, respectively, and payments of distributions to Partners of approximately $30,000 for both periods.

While the Partnership intends to invest additional capital in equipment during the remainder of 2008, the amount of such additional investment is uncertain. The additional investment will be dependent on multiple factors including the partnership’s available cash flow and the general partner’s ability to purchase leases consistent with the partnership’s objectives

For the six month period ending June 30, 2008, the Partnership generated cash flow from operating activities of approximately $3,000 which includes a net loss of approximately $15,000, accounts payable to affiliated limited partnerships of approximately $70,000 and depreciation and amortization expenses of approximately $13,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $1,000.

For the six month period ending June 30, 2007, the Partnership used cash for operating activities of approximately $11,000, which includes a net loss of approximately $18,000 and depreciation and amortization expenses of approximately $8,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $6,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of June 30, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $17,000 for the balance of the year ending December 31, 2008 and approximately $44,000 thereafter.  As of June 30, 2008, the Partnership had no outstanding debt.

If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts owed, to allow for distributions to limited partners.  During the period ended June 30, 2008, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $20,000.  The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through December 31, 2008. No fees will be charged to the fund by CCC and its affiliates during 2008.  CCC has committed to fund limited partner distributions through December 2008, at which time CCC will reassess the operations of the fund.   Additional funds may be utilized to purchase additional equipment during 2008 as available cash flow permits.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

For the three months ended June 30, 2008, the Partnership recognized revenue of approximately $11,000 and expenses of approximately $24,000 resulting in a net loss of approximately 13,000.  For the three months ended June 30, 2007, the Partnership recognized revenue of approximately $10,000 and expenses of approximately $16,000 resulting in a net loss of approximately $6,000.

Lease income increased by 11% to approximately $11,000 for the three months ended June 30, 2008, from approximately $9,600 for the three months ended June 30, 2007.  This increase was due to more lease agreements being acquired than lease agreements ending since the three months ended June 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership.  The expenses increased 66% to approximately $18,000 for the three months ended June 30, 2008, from $11,000 for the three months ended June 30, 2007.  This increase is primarily attributable to an increase in accounting fees of approximately $7,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was forgiven by the General Partner in an effort to assist in the operating results of the Partnership for the three months ended June 30, 2008.  The equipment management fee was approximately $500 for the three months ended June 30, 2007.

Depreciation and amortization expenses consist of depreciation on computer equipment. The expenses were approximately $5,000 for the three months ended June 30, 2008 and 2007.  These expenses remained constant due to the steady rate of lease purchases.

The Partnership sold computer equipment for the three months ended June 30, 2008 with a net book value of $6,000, for a net loss on sale of equipment of approximately $1,000.  The Partnership sold computer equipment for the three months ended June 30, 2007 with no net book value for a net gain on sale of equipment of approximately $500.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008, the Partnership recognized revenue of approximately $25,000 and expenses of approximately $41,000, resulting in a net loss of approximately $16,000.  For the six months ended June 30, 2007, the Partnership recognized revenue of approximately $17,000 and expenses of approximately $34,000, resulting in a net loss of approximately $18,000.

Lease income increased by 10% to approximately $18,000 for the six months ended June 30, 2008, from approximately $16,000 for the six months ended June 30, 2006, primarily due to more lease agreements were acquired than ended since the six months ended June 30, 2007.
Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership.  The expenses increased 6% to approximately $26,000 for the six months ended June 30, 2008, from $25,000 for the six months ended June 30, 2007. This increase is primarily attributable to an increase in accounting fees of approximately $2,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee of approximately $1,000 was forgiven by the General Partner in an effort to assist in the operating results of the Partnership for the six months ended June 30, 2008.  The equipment management fee was approximately $800 for the six months ended June 30, 2007.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 55% to approximately $13,000 for the six months ended June 30, 2008, from approximately $8,500 for the six months ended June 30, 2007 due to more leases being acquired.

The Partnership sold computer equipment for the six months ended June 30, 2008 with a net book value of approximately $6,000 for a net loss on sale of equipment of approximately $1,000.  The Partnership sold computer equipment for the six months ended June 30, 2007 with a net book value of approximately $4,000 for a net gain on sale of equipment of approximately $300.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4 T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2008 or subsequent to the date of the evaluation.

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

COMMONWEALTH INCOME & GROWTH FUND III
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2008	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

By: /s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer