Form 10-Q
period 2008-09-30
COMMONWEALTH INCOME & GROWTH FUND III
filed 2008-11-12
CIK 1038878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008            or

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

FORM 10-Q
SEPTEMBER 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund III
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$732	$10,925
Lease income receivable, net of reserves of $0 as of September 30, 2008 and December 31, 2007	3	9,869
Prepaid expenses	543	-
	1,278	20,794

Computer equipment, at cost	108,624	109,296
Accumulated depreciation	(41,826)	(42,358)
	66,798	66,938

Equipment acquisition costs and deferred expenses, net	-	9

Total assets	$68,076	$87,741

Liabilities and Partners' Capital

Liabilities
Accounts payable	$7,379	$13,933
Accounts payable, Commonwealth Capital Corp.	34,980	32,875
Accounts payable, General Partner	85,216	100,943
Accounts payable, affiliated limited partnerships	53,501	68,750
Other accrued expenses	5,245	5,243
Unearned lease income	1,315	-
Notes payable	-	1,068
Total liabilities	187,636	222,812

Partners' Capital
General partner	1,000	1,000
Limited partners	(120,560)	(136,071)
Total Partners' Capital	(119,560)	(135,071)

Total Liabilities and Partners' Capital	$68,076	$87,741

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Operations
(unaudited)

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Lease	$10,869	$9,255	$29,034	$25,707
Interest and other	-	122	7,209	134
Gain on sale of computer equipment	-	7,760	-	8,045
Total revenue	10,869	17,137	36,243	33,886

Expenses
Operating	5,693	4,649	32,013	29,366
Equipment management fee –General Partner	-	-	-	823
Interest	-	87	5	389
Depreciation	5,408	5,435	18,561	13,537
Amortization of equipment acquisition costs and deferred expenses	-	170	10	569
Loss on sale of computer equipment	-	-	1,241	-
Other	382	-	382	-
Total expenses	11,483	10,341	52,212	44,684

Net income (loss)	$(614)	$6,796	$(15,969)	$(10,798)

Net income (loss) allocated to limited partners	$(765)	$6,645	$(16,422)	$(11,251)

Net income (loss) per equivalent limited partnership unit	$(0.01)	$0.04	$(0.11)	$(0.07)

Weighted average number of equivalent limited partnership units outstanding during the period	151,178	151,178	151,178	151,178

see accompanying notes to condensed financial statements

Commonwealth income & Growth Fund III
Condensed Statements of Partners’ Capital
For the Nine Months ended September 30, 2008
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2008	50	151,178	$1,000	$(136,071)	$(135,071)
Net income (loss)	-	-	453	(16,422)	(15,969)
Contributions-cash	-	-	41,031	-	41,031
Forgiveness of fees	-	-	15,879	-	15,879
Forgiveness of expenses	-	-	19,927	-	19,927
Transfer of partners' capital	-	-	(76,837)	76,867	-
Distributions	-	-	(453)	(44,904)	(45,357)
Balance, September 30, 2008	50	151,178	$1,000	$(120,560)	$(119,560)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund III
Condensed Statements of Cash Flow

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)

Net cash provided by operating activities	$13,795	$15,446

Investing activities:
Capital Expenditures	(24,585)	(52,873)
Net proceeds from the sale of computer equipment	4,923	11,797
Net cash (used in) investing activities	(19,662)	(41,076)

Financing activities:
Contributions	41,031	90,697
Distributions to partners	(45,357)	(45,357)
Net cash (used in) provided by financing activities	(4,326)	45,340

Net increase (decrease) in cash and cash equivalents	(10,193)	19,710
Cash and cash equivalents, beginning of period	10,925	2,878

Cash and cash equivalents, end of period	$732	$22,588

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

The Partnership uses the proceeds of the offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the Partnership and other affiliated partnerships it controls based on certain risk factors. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2009.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).

2. Business Plan

The Partnership has suffered recurring losses from operations and has a deficit partners’ capital of approximately $120,000 at September 30, 2008.  During the nine months ended September 30, 2008, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $36,000 (See note 5).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”.   As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1    (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No. 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the financial statements of the Partnership at September 30, 2008.  In October 2008, the FASB issued FSP SFAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active. The Partnership is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 157-3 on its financial statements.

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
Operating results for the nine months ended September 30, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of September 30, 2008.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

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

Through September 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing, or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2008 the Partnership incurred remarketing fees in the amount of $4,000.  For the nine months ended September 30, 2007, remarketing fees were incurred in the amount of $1,000.

The Partnership participates in leases that are shared with other affiliated partnerships. The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2008, was approximately $11,000 and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2008, was approximately $23,000. The Partnership had no outstanding debt associated with this equipment at September 30, 2008.  The Partnership did not have any equipment in which it participated with other partnerships at September 30, 2007.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2008:

Amount
Three Months ended December 31, 2008	$11,452
Year Ended December 31, 2009	30,604
Year Ended December 31, 2010	16,870
Year Ended December 31, 2011	2,214
$61,140

5. Related Party Transactions

Forgiveness of Related Party Payables

During the nine months ended September 30, 2008, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately, $36,000. Cash was contributed by CCC in the amount of approximately $41,000 and $91,000 for the nine months ended September 30, 2008 and 2007, respectively.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the nine months ended September 30, 2008, the Partnership recorded approximately $24,000 for reimbursement of expenses to the General Partner.  During the nine months ended September 30, 2007, the Partnership recorded approximately $21,000 for reimbursement of expenses to the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the nine months ended September 30, 2008, the General Partner earned and waived approximately $1,400 in equipment management fees.  For the nine months ended September 30, 2007, equipment management fees of approximately $1,300 were earned  by the General Partner. Of this amount, approximately $800 was forgiven and approximately $500 was waived by the General Partner

6. Notes Payable

The Partnership had no notes payable as of September 30, 2008.

7. Supplemental Cash Flow Information

Other non-cash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2008	2007
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,069	$9,268

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Non-cash operating, investing and financing activities include the following:

Nine months ended September 30,	2008	2007
Forgiveness of related party payables recorded as a capital contribution	$35,806	$48,878

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various affiliated partnerships based on certain risk factors.  Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

REVENUE RECOGNITION

Through September 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit, and establishes provisions for uncollectible accounts based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary sources of capital for the nine months ended September 30, 2008 and 2007 were cash contributions in the amount of approximately $41,000 and $91,000, respectively, and cash from operating activities of approximately $14,000 and  $15,000, respectively.  The Partnership’s primary uses of cash for the nine months ended September 30, 2008 and 2007 were for capital expenditures of approximately $25,000 and $53,000, respectively, and payments of distributions to Partners of approximately $45,000 for both periods.

While the Partnership intends to invest additional capital in equipment during the remainder of 2008, the amount of such additional investment is uncertain. The additional investment will be dependent on multiple factors including the partnership’s available cash flow and the general partner’s ability to purchase leases consistent with the partnership’s objectives

For the nine month period ending September 30, 2008, the Partnership generated cash flow from operating activities of approximately $14,000 which includes a net loss of approximately $16,000 and depreciation and amortization expenses of approximately $19,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $1,000.

For the nine month period ending September 30, 2007, the Partnership generated cash flow from operating activities of approximately $15,000, which includes a net loss of approximately $11,000 depreciation and amortization expenses of approximately $14,000 and a gain on sale of equipment of $8,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $9,000.

The Partnership's investment strategy of acquiring computer equipment and leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $11,000 for the balance of the year ending December 31, 2008 and approximately $50,000 thereafter.  As of September 30, 2008, the Partnership had no outstanding debt.

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

The General Partner and CCC have forgiven amounts payable by the Partnership to them and have deferred payments on other amounts owed, to allow for distributions to limited partners.  During the period ended September 30, 2008, CCC and the General Partner forgave payables owed to them by the Partnership in the amount of approximately $36,000.  The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary cash shortfalls of the Partnership through December 31, 2008. No fees will be charged to the fund by CCC and its affiliates during 2008.  CCC has committed to fund limited partner distributions through December 2008, at which time CCC will reassess the operations of the fund.   Additional funds may be utilized to purchase additional equipment during 2008 as available cash flow permits.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

For the three months ended September 30, 2008, the Partnership recognized revenue of approximately $11,000 and expenses of approximately $12,000 resulting in a net loss of approximately $1,000.  For the three months ended September 30, 2007, the Partnership recognized revenue of approximately $17,000 and expenses of approximately $10,000 resulting in net income of approximately $7,000.

Lease revenue increased by 17% to approximately $11,000 for the three months ended September 30, 2008, from approximately $9,000 for the three months ended September 30, 2007.  This increase was due to more lease agreements being acquired during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership.  The expenses increased 22% to approximately $6,000 for the three months ended September 30, 2008, from $5,000 for the three months ended September 30, 2007.  This increase is primarily attributable to an increase in accounting fees and is partially offset by lower outside services expenses.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was approximately $500, all of which was waived by the General Partner for the three months ended September 30, 2008 and 2007, respectively.

Depreciation and amortization expenses consist of depreciation on computer equipment. These expenses were approximately $5,000 for both the three months ended September 30, 2008 and 2007.  These expenses remained constant due to the steady rate of lease purchases.

The Partnership did not sell any computer equipment for the three months ended September 30, 2008.  The Partnership sold computer equipment during the three months ended September 30, 2007 with no net book value for a net gain on sale of equipment of approximately $8,000.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, the Partnership recognized revenue of approximately $36,000 and expenses of approximately $52,000, resulting in a net loss of approximately $16,000.  For the nine months ended September 30, 2007, the Partnership recognized revenue of approximately $34,000 and expenses of approximately $45,000, resulting in a net loss of approximately $11,000.

Lease revenue increased by 13% to approximately $29,000 for the nine months ended September 30, 2008, from approximately $26,000 for the nine months ended September 30, 2007, primarily due to more lease agreements beginning than new lease agreements ending since the nine months ended September 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership.  The expenses increased 9% to approximately $32,000 for the nine months ended September 30, 2008, from $29,000 for the nine months ended September 30, 2007. This increase is primarily attributable to an increase in accounting and remarketing fees and is partially offset by lower outside services expenses.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee of approximately $1,400 was waived by the General Partner for the nine months ended September 30, 2008.  The equipment management fee was approximately $1,300 for the nine months ended September 30, 2007. Of this amount, approximately $800 was forgiven and approximately $500 was waived by the General Partner.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased 37% to approximately $19,000 for the nine months ended September 30, 2008, from approximately $14,000 for the nine months ended September 30, 2007 due to more leases being acquired.

The Partnership sold computer equipment for the nine months ended September 30, 2008 with a net book value of approximately $6,000 for a net loss on sale of equipment of approximately $1,000.  The Partnership sold computer equipment for the nine months ended September 30, 2007 with a net book value of approximately $4,000 for a net gain on sale of equipment of approximately $8,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 4 T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2008 or subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.
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

COMMONWEALTH INCOME & GROWTH FUND III
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 12, 2008	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

By: /s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer